Form 10-Q
period 2023-03-31
Chosen, Inc.
filed 2023-05-23
CIK 1733443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-55029

THE CHOSEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3246222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 S 2600 W, Suite 5 Hurricane, Utah	84737
(Address of principal executive offices)	(Zip Code)

(435) 767-1338

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

At May 23, 2023, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,595,015 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q (THIS “QUARTERLY REPORT”) MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED IN THE THIS FILING, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH CONSTITUTE FORWARD LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Part I - Financial Information

Item 1. Financial Statements

The Chosen, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$116,173	$124,790
Accounts receivable	11,941	8,983
Inventory	7,154	6,110
Prepaid assets	1,334	754
Other current assets	1,330	864
Total current assets	137,932	141,501
Property and equipment, net	32,817	34,426
Film costs, net	36,076	33,276
Other assets	1,360	1,042
Total assets	$208,185	$210,245
Liabilities and Equity
Accounts payable	$5,285	$5,549
Accrued expenses and other current liabilities	6,638	12,827
Current portion of long-term debt and lease liabilities	2,518	2,463
Total current liabilities	14,441	20,839
Long-term debt and lease liabilities, net	143,117	143,377
Other noncurrent liabilities	1,929	2,571
Deferred tax liability, net	6,718	5,104
Total liabilities	166,205	171,891
Commitments and contingencies	—	—
Series A Preferred Stock, $0.001 par value; 120% dividend preference; 8,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023	—	5
Series A Common Stock, $0.001 par value; 10,900,000 shares authorized; 6,950,000 issued and outstanding at March 31, 2023	7	7
Series B Common Stock, $0.001 par value; 25,000,000 shares authorized; 5,595 shares issued and outstanding at March 31, 2023	6	1
Additional paid-in capital	10,237	10,237
Retained earnings	22,788	18,004
Noncontrolling interest	8,942	10,100
Total equity	41,980	38,354
Total liabilities and equity	$208,185	$210,245

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Licensed content and merchandise revenues	$15,987	$5,283
Contribution revenues	8,726	—
Total revenues	24,713	5,283

Cost of revenues	5,910	387
Advertising	1,627	258
Amortization of film costs	3,988	854
Depreciation and amortization	2,145	31
General and administrative	6,484	1,708
Net operating income	4,559	2,045
Interest income (expense), net	555	—
Other income	16	—
Net income before provision for income taxes	5,130	2,045
Provision for income taxes	(1,614)	(527)
Net income	3,516	1,518
Net loss attributable to noncontrolling interest	1,268	29
Net income attributable to The Chosen, Inc.	$4,784	$1,547
Less:
Contractual preferred distributions to participating securities	—	1,547
Income allocated to participating securities	—	—
Net income attributable to Common Stock/Common Units	$4,784	$—
Earnings per Common Stock/Common Units, basic and diluted(1)	$0.38	$—
Weighted average Common Stock/Common Units outstanding, basic and diluted(1)	12,545	7,190
(1)

Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock for the period after the change in share structure as result of the Company’s conversion on November 29, 2022 (see Note 3 and Note 6).

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Member’s Equity			Stockholder’s Equity

		Class A		Series A		Series B		Series A		Additional		Non
	Common	Preferred Units		Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
	Units	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of December 31, 2021	14,380	11,190	11,190	—	—	—	—	—	—	(940)	32,215	1,914	44,379
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	3,558	3,558
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,547	(29)	1,518
Balance as of March 31, 2022	14,380	11,190	11,190	—	—	—	—	—	—	(940)	33,762	5,443	49,455

Balance as of December 31, 2022	—	—	—	6,950	7	1,254	1	4,341	5	10,237	18,004	10,100	38,354
Conversion to Series B Common Stock	—	—	—	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	110	110
Net income (loss)	—	—	—	—	—	—	—	—	—	—	4,784	(1,268)	3,516
Balance as of March 31, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	22,788	8,942	41,980

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,516	$1,518
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	2,145	31
Amortization of film costs	3,988	854
Deferred income tax provision	1,614	527
Amortization of debt issuance costs	33	—
Non-cash lease expense	16	(36)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,958)	7,178
(Increase) decrease in inventory	(1,044)	—
(Increase) decrease in prepaids and other current assets	(1,046)	1,640
(Increase) decrease in film costs	(7,015)	(2,523)
Increase (decrease) in accounts payable	(264)	(1,883)
Increase (decrease) in accrued expenses and other current liabilities	4,228	(117)
Increase (decrease) in other noncurrent liabilities	(642)	—
Net cash flows provided by operating activities	2,571	7,189
Cash flows from investing activities
Acquisition of property & equipment	(529)	(5,504)
Proceeds from sale of property & equipment	—	101
Net cash flows used in investing activities	(529)	(5,403)
Cash flows from financing activities
Contributions from noncontrolling interest member	110	3,558
Principal paid on finance lease	(5)	—
Principal paid on debt	(347)	—
Dividends paid	(10,417)	—
Net cash flows (used in) provided by financing activities	(10,659)	3,558
Net change in cash	(8,617)	5,344
Cash, beginning of period	124,790	15,932
Cash, end of period	$116,173	$21,276
Supplemental disclosure of cash flow information:
Cash paid for interest	$365	$—

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The Chosen, Inc., a Delaware corporation, is an independent television and film production company, was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life.

The consolidated financial statements of The Chosen, Inc., its wholly owned subsidiaries, and its variable controlling interest in Impossible Math, LLC (collectively the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2022 included in the Company’s amended registration statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2023 and amended on April 3, 2023 and May 23, 2023 (as amended, the “Form 10”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report for the year ended December 31, 2022.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2023 and December 31, 2022, the bank balance exceeded the federally insured limit by $115,492 thousand and $124,293 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues. For the three months ended March 31, 2023 and March 31, 2022, 69.3% and 92.6%, respectively, of the Company’s revenues were with Angel Studios, Inc. (“Angel Studios”) and the Come and See Foundation, Inc. (“CAS”). As of March 31, 2023 and December 31, 2022, 95.8% and 92.0%, respectively, of the Company’s accounts receivable was due from Angel Studios, CAS and Fathom Events.

Note 2 - Revenue Recognition

The Company primarily earns its revenue from licensing its intellectual property rights related to the Series. Licensed content revenues are primarily earned from royalties based on (i) SVOD usage for hours viewed, and (ii) VOD, physical media, merchandise, books, printed materials, and box office sales. Merchandise revenue is generated from online store sales of The Chosen merchandise and DVDs.

The Company also generates revenues from funds received under a non-reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to help fund the future production of the Series. Contributions received from voluntary donations pursuant to the agreement with CAS are reported as Contribution revenues in the Condensed Consolidated Statements of Operations in accordance with ASC Topic 958, Not-for-Profit Entities, being a core source of revenue from the Series and used to develop and produce the Series.

The following table presents the Company’s revenue disaggregated by licensed content and merchandise revenues as well as contribution revenues (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Licensed content	$8,543	$5,283
Merchandise	7,444	—
Licensed content and merchandise revenues	$15,987	$5,283
Contribution revenues	8,726	—
Total revenues	$24,713	$5,283

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets as of March 31, 2023 and December 31,2022.

Contract liabilities are recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. The Company’s contract liabilities primarily consist of deferred revenue for cash received related to licensed content arrangements under which a payment has been received and the content has not yet been made available to the customer and cash received related to merchandise arrangements under which a payment has been received and the order is unfulfilled. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer.

The following table presents contract liabilities included in the following on the Consolidated Balance Sheets (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Accrued expenses and other current liabilities	$1,607	$165
Other noncurrent liabilities (1)	1,929	2,571
Total	$3,536	$2,736
(1)	This amount reflects the cash payment received from the CAS transaction for performance obligations that were not satisfied as of March 31, 2023.

Revenue recognized during the three months ended March 31, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $165 thousand. There was no revenue recognized from amounts included in total deferred revenue for three months ended March 31, 2022.

Note 3 - Earnings per share

Earnings per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company (see Note 6). Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the three months ended March 31, 2023 have been presented as a single class of common stock.

All Series A Preferred Stock were previously reflected as converted into Class B Common Stock for basic EPS as of December 31, 2022 following the declaration of the Dividend to Series A Preferred Stockholders (See Note 6 and the Company’s Annual Report for the year ended December 31, 2022 included in the Company’s amended Form 10). Diluted weighted average common stock outstanding for the three months ended March 31, 2022 does not include the effects of the conversion of the participating Series A Preferred Stock as the inclusion of these instruments would have been anti-dilutive. As of March 31, 2023, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

As of March 31, 2023 and December 31, 2022, inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Raw materials	$985	$985
Finished goods	6,169	5,125
Inventory	$7,154	$6,110

Property and Equipment

Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31,	December 31,	Estimated
	2023	2022	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Buildings and improvements	36,082	36,495	4 – 30
Equipment	741	290	3 – 15
Furniture and fixtures	75	16	5
Vehicles	757	758	8
Construction in process	434	—
Property and equipment, gross	38,179	37,649
Accumulated depreciation	(5,362)	(3,223)
Property and equipment, net	$32,817	$34,426

No impairment of property and equipment was recorded during the three months ended March 31, 2023.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Released and completed film costs	$47,611	$47,362
Not released, in production film costs	9,374	2,250
In development or preproduction film costs	174	759
Film costs, gross	57,159	50,371
Accumulated amortization	(21,083)	(17,095)
Film costs, net of amortization	$36,076	$33,276

Amortization expense for film costs for the three months ended March 31, 2023 and 2022, was $3,988 thousand and $854 thousand, respectively.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of March 31, 2023 are as follows (in thousands):

Years Ending December 31:	Amount
Remainder of 2023	$7,491
2024	5,833
2025	5,306
2026	4,903
2027	2,995
Total	$26,528

Leases

The Company has operating and finance leases for some of the Company’s operating and office facilities and vehicles. The leases expire at various dates through 2027 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Right-of-use assets (1)
Operating leases	$1,214	$889
Finance leases	81	86
Total right-of-use assets	$1,295	$975

Short-term lease liabilities (2)
Operating leases	$497	$533
Finance leases	19	19
	$516	$552
Long-term lease liabilities (3)
Operating leases	$488	$338
Finance leases	63	68
	$551	$406
Total lease liabilities	$1,067	$958
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.

(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Lease costs
Finance lease cost
Amortization of right-of-use assets	$5	$—
Interest on lease liabilities	1	—
Operating lease cost	176	31
Variable and short-term lease cost	191	—
Total lease cost	$373	$31

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$5	$—
Operating cash flows for operating leases	161	2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$293	$561
Finance leases	—	—

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Weighted average remaining lease term (in years):
Operating leases	2.60 years	4.52 years
Finance leases	4.08 years	—
Weighted average discount rate:
Operating leases	6.17%	6.41%
Finance leases	4.26%	—

Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$477	$16
2024	220	22
2025	211	22
2026	151	22
2027	—	7
Thereafter	—	—
Total lease payments	1,059	89
Imputed interest	(74)	(7)
Total lease liability	$985	$82

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Deferred revenues	$1,607	$165
Accrued payroll	1,597	273
Accrued inventory purchases	1,100	—
Accrued participant royalties	789	1,383
Dividends payable	—	10,417
Other	1,545	589
Accrued expenses and other current liabilities	$6,638	$12,827

Note 5 - Debt

On November 29, 2022, the Company entered into a financing agreement with CAS with an aggregate principal of $145,500 thousand, secured by the intellectual property owned by the Company, whereby CAS receives a first-priority continuing senior security interest. This loan has no maturity date with no fixed repayment schedule and is non-interest bearing for the first seven years, after which the loan accrues interest at the then-current applicable federal rate. The Company is required to repay the loan quarterly, based on a specified percentage of 5% applied to the proceeds received from the certain of the Company’s licensed content and merchandise revenues, which continues to be paid to CAS after the aggregate principal balance is repaid, either through repayment schedule or accelerated payment upon a liquid event. The loan is recognized applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event.

The following table presents debt on the Condensed Consolidated Balance Sheets (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Long-term debt (1)	$143,220	$143,659
Current portion of long-term debt (2)	2,002	1,911
Total long-term debt	$145,222	$145,570
(1)	Included in Long-term debt and lease liabilities, net in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

Long-term debt is net of unamortized debt issuance costs of $654 thousand and $688 thousand as of March 31, 2023 and December 31, 2022, respectively.

Note 6 - Equity

A dividend of $2.40 for each outstanding share of Series A Preferred Stock totaling $13,428 thousand was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon receipt of payment of the Dividend, each share of Series A Preferred Stock is converted into one share of Series B Common Stock. As of December 31, 2022, 1,254,391 shares of Series A Preferred Stock had been converted into Series B Common Stock. During the three months ended March 31, 2023 the Company paid the remaining dividend to holders of Series A Preferred Stock of $10,417 thousand or $2.40 per share to all remaining Series A Preferred Stock holders. As such, all Series A Preferred Stock have been converted to Series B Common Stock and as of March 31, 2023.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

Note 7 - Income Taxes

	Three Months Ended
	March 31,
	2023	2022
Provision for income taxes	$1,614	$527
Effective tax rate	31%	26%

The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”).

The increase in the effective tax rate for the three months ended March 31, 2023 was primarily due the impact from the net loss attributable to NCI of $1,268 thousand. The increase in the effective tax rate for the three months ended March 31, 2022 was primarily due the impact from the net loss attributable to NCI of $29 thousand.

Note 8 - Related Party Transactions

In 2018, the Company entered into an exclusive VOD and subscription licensing agreement with Angel Studios, which was a member of the Company, for distribution of the Company’s television series. This agreement was amended in November 2019 and September 2020 to refine certain terms (collectively, the “2018 Angel Studios License Agreement”). On October 18, 2022, the Company entered into a new agreement with Angel Studios which replaced the 2018 Angel Studios License Agreement and grants Angel Studios the right to a limited, non-exclusive and non-sublicensable license to distribute the Company’s television series solely on the Angel App. Any existing sublicensing rights that were granted to Angel Studios under the 2018 Angel Studios License Agreement shall be set to expire, and all rights thereafter shall be exclusively retained by the Company. In October 2022 the Company repurchased the Common Units previously held by Angel Studios and is no longer considered a related party.

The Company recognized revenue from transactions with related parties of $0 thousand and $4,894 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company had related party receivable of $6,285 thousand as of March 31, 2022. As of March 31, 2023, there were no related party balances.

Note 9 - Commitments and Contingencies

Commitments

Under the Company’s current license agreement with Angel Studios, the Company is required to remit payments to Angel Studios, in perpetuity, based on a specified percentage of certain of the Company’s revenues derived from The Chosen series.

Refer to Note 4 Leases and Note 5 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

Note 10 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through May 23, 2023, the date the condensed consolidated financial statements were available to be issued.

Angel Studios Notice of Termination

On April 4, 2023, the Company delivered to Angel Studios a notice of termination (the “Notice of Termination”) of the 2018 Angel Studios License Agreement. The Company seeks to terminate the 2018 Angel Studios License Agreement for previously noticed and uncured material breaches of contract in accordance with Section 14 of the agreement. As provided in the agreement, the Notice of Termination shall not become effective earlier than five business days following the date of such notice. However, the Company will hold the termination of the 2018 Angel Studios License Agreement in abeyance pending arbitration of the matter. Until the outcome of the arbitration is determined, the Company will continue to perform all its obligations under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to The Chosen, Inc. (f/k/a The Chosen, LLC) and its subsidiaries, except where the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s registration statement on Form 10 filed with the U.S. Securities and Exchange Commission ( the “SEC”) on February 2, 2023 and amended on April 3, 2023 and May 23, 2023 (as amended, the “Form 10”), including the audited consolidated financial statements and the related notes included therein and the condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

In addition to our condensed consolidated interim financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and the “Risk Factors” set forth in Part II, Item 1A herein for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations

Overview

The Company is an entertainment company, which develops, produces and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen. The Company collaborates with content owners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, and most video-on-demand (“VOD”) streaming platforms, as well as (ii) physical media, including DVD and Blue-ray Discs, (iii) books and (iv) merchandise.

The Company’s revenue model primarily includes royalties received from the licensing of The Chosen as well as online store sales of The Chosen merchandise and contributions. Our marketing efforts include limited and strategically focused advertising campaigns through targeted social media campaigns.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following summary of our condensed consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Three Months Ended
	March 31,		Change
	2023	2022	2023 vs. 2022

	(in thousands, except percentages)
Revenues
Licensed content and merchandise revenues	$15,987	$5,283	$10,704	203%
Contribution revenues	8,726	—	8,726	100%
Total revenues	24,713	5,283	19,430	368%

Cost of revenues	5,910	387	5,522	1,423%
Advertising	1,627	258	1,368	528%
Amortization of film costs	3,988	854	3,134	367%
Depreciation and amortization	2,145	31	2,114	6,819%
General and administrative	6,484	1,708	4,776	280%
Net operating income	4,559	2,045	2,516	123%
Interest income (expense), net	555	—	555	100%
Other income (expense)	16	—	16	100%
Net income before provision for income taxes	5,130	2,045	3,087	151%
Provision for income taxes	(1,614)	(527)	(1,087)	206%
Net income	$3,516	$1,518	$2,000	132%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the three months ended March 31, 2023 increased $10,704 thousand, or 203%, as compared to the three months ended March 31, 2022, primarily due to the timing of the release of new episodes of the Series. No episodes were released during the first quarter of 2022, while episodes 4 – 8 of Season 3, including a Season 3 finale special in theatres, were released in the first quarter of 2023.

Contribution Revenues

Contribution revenues is comprised of contributions received under a non-reciprocal agreement with the Come and See Foundation, Inc. (“CAS”) for donation proceeds received by CAS through The Chosen App to help fund the future production of the Series. The Company did not receive any Contribution revenues for the three months ended March 31, 2022 as the agreement was entered into in November 2022.

Cost of Revenues

Cost of revenues primarily include the costs of products, expenses to fulfill third party merchandise sales orders, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the three months ended March 31, 2023 increased $5,522 thousand, or 1,423% as compared to the three months ended March 31, 2022, primarily due to the Company’s shift from managing merchandise sales through our licensing agreement with Angel Studios to managing and selling its own merchandise as of October 2022.

Advertising

Advertising includes costs to promote the Series and primarily includes advertising on social and digital platforms. Advertising expense for the three months ended March 31, 2023 increased $1,368 thousand, or 528%, as compared to the three months ended March 31, 2022, primarily due to the increased costs to promote episodes 4 – 8, including the Season 3 finale special released in theatres.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended March 31, 2023 increased $3,134 thousand, or 367%, as compared to the three months ended March 31, 2022, primarily due to the additional amortization of film costs as a result of the release of Season 3 in the fourth quarter of 2022 and first quarter of 2023.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2023 increased $2,114 thousand, or 6,819%, as compared to the three months ended March 31, 2022, primarily due to the Company’s increase in acquired property and equipment to establish a permanent set and film campus during 2022.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 increased $4,776 thousand, or 280%, as compared to the three months ended March 31, 2022, primarily due to $1,928 thousand of increased payroll related expenses as a result of the increase in headcount as the Company continues to grow. The Company also incurred additional legal, accounting and professional fees of $1,708 thousand, office related expenses of $391 thousand, and travel expenses of $246 thousand.

Income Taxes

Income tax provision was $1,614 thousand and $527 thousand, with an effective tax rate of 31% and 26% for the three months ended March 31, 2023 and 2022, respectively. The increase in the income tax provision was primarily due to the Company’s net income before provision for income taxes of $5,130 thousand for the year ended 2023. The increase in the effective tax rate was primarily due to the increase in net loss attributable to noncontrolling interest of $1,239 thousand.

Liquidity and Capital Resource

Comparison of March 31, 2023 and December 31, 2022

	As of
	March 31,	December 31,
	2023	2022	Change

	(in thousands)
Cash	$116,173	$124,790	$(8,617)
Long-term debt	145,635	145,840	(205)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of March 31, 2023 and December 31, 2022, the Company had cash of $116,173 thousand and $124,790 thousand, respectively. As of March 31, 2023 and December 31, 2022, the Company had long-term debt of $145,635 thousand and $145,840, respectively.

The Company’s primary uses of cash generally relate to film costs. The decrease in cash of $8,617 thousand was primarily attributable to a payment of $10,417 thousand related to dividends and an increase of $7,015 thousand in film costs related to the production of Season 3, partially offset by an increase of $4,228 thousand in accrued expenses and other accrued liabilities and $3,516 thousand in net income.

The Company’s long-term debt relates to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital. See the condensed consolidated financial statements included herein and starting on page F-1 for further detail regarding the CAS transactions.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Three Months Ended March 31, 2023 and 2022

Our cash flow activities were as follows for the periods presented:

	Three months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Net cash flows provided by operating activities	$2,571	$7,189	$(4,618)
Net cash flows used in investing activities	(529)	(5,403)	4,874
Net cash flows (used in) provided by financing activities	(10,659)	3,558	(14,217)

Operating activities

Net cash flows provided by operating activities was $2,571 thousand and $7,189 thousand for the three months ended March 31, 2023 and 2022, respectively. The decrease of net cash flows provided by operating activities of $4,618 thousand was primarily driven by the increase of $10,137 thousand in accounts receivable and the increase of $4,492 thousand in film costs, partially offset by the increase of $8,387 thousand in net income, exclusive of non-cash items, resulting from cash flows generated from operations and the increase of $1,619 in accounts payable.

Investing activities

Net cash flows used in investing activities was $529 thousand and $5,403 thousand for the three months ended March 31, 2023 and 2022, respectively. The decrease of net cash flows used in investing activities of $4,874 thousand was primarily driven by the decreased in acquisition of property and equipment. There were no significant investing activities during the three months ended March 31, 2023.

Financing activities

The financing activities of $10,659 thousand for the three months ended March 31, 2023 primarily included dividend payments of $10,417 thousand and principal repayments of debt of $347 thousand. The financing activities of $3,558 thousand for the three months ended March 31, 2022 represent contributions from noncontrolling interest member.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to condensed consolidated Financial Statements in Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in our Form 10, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on our Form 10 for the year ended December 31, 2022.

Film Costs

Costs of producing the Series are amortized, and residual and participation costs are accrued, using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated remaining ultimate revenue per each episodic block. The initial estimate of ultimate revenue includes estimates of revenues through various distribution channels such as international, home entertainment and other distribution platforms and are based on historical experience for past seasons. The Company regularly monitors the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings), and based upon our review, the Company revises the estimates as needed.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some seasons are more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, lesser film amortization expense during a given period, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film amortization expense during a given period.

The amortization of film costs is on an accelerated basis, as the Company typically expects more upfront viewing. On average, over 50% of the film costs related to our produced content is expected to be amortized within one year after its month of first availability. The Company reviews factors that may impact the amortization of film costs on a monthly basis, such as the increased demand for home entertainment as a result of the global pandemic in 2020, which accelerated the adoption of streaming services and technology by consumers. Our estimates related to these factors require considerable management judgment.

Off-Balance Sheet Arrangements

As of March 31, 2023 and March 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceeding.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed within Item 1A “Risk Factors” in the Form 10.

Our business could be adversely affected by labor strikes or other union job actions.

Any strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs could delay or halt our ongoing production activities. Halts or delays, depending on the length of time and breadth of personnel impacted, could cause a delay or interruption in our release of new television programs (including, but not limited to, future episodes of the Series), which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”**

3.1	Certificate of Incorporation dated November 29, 2022**

3.2	Bylaws of The Chosen, Inc.**

10.1	Exclusive Video-On-Demand and Subscription Video-On-Demand Licensing Agreement by and between The Chosen, LLC and VidAngel, Inc.**

10.2	Writer Work-for-Hire Agreement dated October 29, 2019 by and between the Company and Dallas Jenkins**

10.3	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Ryan Swanson**

10.4	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Tyler Thompson.**

10.5	Consulting and Coordination Agreement dated August 11, 2020 by and between the Company and VidAngel, Inc.**

10.6	Employment Agreement dated July 12, 2020 by and between the Company and Colin McLeod**

10.7	Employment Agreement dated July 15, 2020 by and between the Company and Adam Swerdlow**

10.8	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves**

10.9	Employment Agreement dated August 1, 2020 by and between the Company and Dallas Jenkins**

10.10	Contribution Funding and Production Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc.**

10.11	First Amendment to Contribution Funding and Production Agreement, dated December 19, 2022, by and between The Chosen, Inc. and Come and See Foundation, Inc.**

10.12	IP Assignment Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc.**

10.13	License Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc.**

10.14	Short Term Lease Agreement, dated October 1, 2022, by and between the Company and The Salvation Army**

10.15	Location Agreement, dated August 4, 2022, by and between the Company and The Salvation Army**

10.16	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army**

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.INS	XBRL Instance Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Form 10 filed on February 2, 2023 and amended on April 3, 2023 and May 23, 2023.

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

THE CHOSEN, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: May 23, 2023