Form 10-Q
period 2023-06-30
Chosen, Inc.
filed 2023-08-14
CIK 1733443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 14, 2023, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,595,015 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

The Chosen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$108,942	$124,790
Accounts receivable, net of allowances of $158 and $0 at June 30, 2023 and December 31, 2022, respectively	6,058	8,983
Inventory	7,978	6,110
Prepaid assets	2,812	754
Other current assets	1,733	864
Total current assets	127,523	141,501
Property and equipment, net	31,601	34,426
Film costs, net	50,808	33,276
Other assets	1,328	1,042
Total assets	$211,260	$210,245
Liabilities and Equity
Accounts payable	$2,252	$5,549
Accrued expenses and other current liabilities	6,791	12,827
Current portion of long-term debt and lease liabilities	2,527	2,463
Total current liabilities	11,570	20,839
Long-term debt and lease liabilities, net	142,860	143,377
Other noncurrent liabilities	3,069	2,571
Deferred tax liability, net	8,244	5,104
Total liabilities	165,743	171,891
Commitments and contingencies	—	—
Series A Preferred Stock, $0.001 par value; 120% dividend preference; 8,000 shares authorized; 0 and 4,341 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	5
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,595 and 1,254 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	1
Additional paid-in capital	10,237	10,237
Retained earnings	27,678	18,004
Noncontrolling interest	7,589	10,100
Total equity	45,517	38,354
Total liabilities and equity	$211,260	$210,245

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Licensed content and merchandise revenues	$12,476	$2,650	$28,463	$7,933
Contribution revenues	14,259	—	22,985	—
Total revenues	26,735	2,650	51,448	7,933

Cost of revenues	5,519	262	11,429	649
Advertising	2,559	68	4,186	326
Amortization of film costs	4,688	535	8,676	1,389
Depreciation and amortization	2,232	65	4,377	96
General and administrative	6,888	2,507	13,372	4,215
Net operating income (loss)	4,849	(787)	9,408	1,258
Interest income (expense), net	210	—	765	—
Other income	5	—	21	—
Net income (loss) before income taxes	5,064	(787)	10,194	1,258
Benefit (provision) for income taxes	(1,527)	192	(3,141)	(335)
Net income (loss)	3,537	(595)	7,053	923
Net loss attributable to noncontrolling interest	1,353	63	2,621	92
Net income (loss) attributable to The Chosen, Inc.	$4,890	$(532)	$9,674	$1,015
Less:
Contractual preferred distributions to participating securities	—	—	—	1,015
Income allocated to participating securities	—	—	—	—
Net income (loss) attributable to Common Stock/Common Units	$4,890	$(532)	$9,674	$—
Earnings (loss) per Common Stock/Common Units, basic and diluted(1)	$0.39	$(0.07)	$0.77	$—
Weighted average Common Stock/Common Units outstanding, basic and diluted(1)	12,545	7,190	12,545	7,190
(1)

Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock for the period after the change in share structure as result of the Company’s conversion on November 29, 2022 (see Note 3 and Note 6).

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Members’ Equity			Stockholders’ Equity

		Class A		Series A		Series B		Series A		Additional		Non
	Common	Preferred Units		Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
Three and Six Months Ended June 30, 2023	Units	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of March 31, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	22,788	8,942	41,980
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	4,890	(1,353)	3,537
Balance as of June 30, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	27,678	$7,589	45,517

Balance as of December 31, 2022	—	—	—	6,950	7	1,254	1	4,341	5	10,237	18,004	10,100	38,354
Conversion to Series B Common Stock	—	—	—	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	110	110
Net income (loss)	—	—	—	—	—	—	—	—	—	—	9,674	$(2,621)	7,053
Balance as of June 30, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	27,678	$7,589	45,517

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Members’ Equity			Stockholders’ Equity

		Class A		Series A		Series B		Series A		Additional		Non
	Common	Preferred Units		Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
Three and Six Months Ended June 30, 2022	Units	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of March 31, 2022	14,380	11,190	11,190	—	—	—	—	—	—	(940)	33,762	5,443	49,455
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	594	594
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(532)	(63)	(595)
Balance as of June 30, 2022	14,380	11,190	11,190	—	—	—	—	—	—	(940)	33,230	$5,974	49,454

Balance as of December 31, 2021	14,380	11,190	11,190	—	—	—	—	—	—	(940)	32,215	1,914	44,379
Conversion to Series B Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	4,152	4,152
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,015	$(92)	923
Balance as of June 30, 2022	14,380	11,190	11,190	—	—	—	—	—	—	(940)	33,230	$5,974	49,454

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$7,053	$923
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	4,377	96
Amortization of film costs	8,676	1,389
Deferred income tax provision	3,141	613
Amortization of debt issuance costs	67	—
Non-cash lease expense	33	60
Allowance for doubtful accounts	(158)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,937	12,949
(Increase) decrease in inventory	(1,868)	—
(Increase) decrease in prepaids and other current assets	(2,927)	1,286
(Increase) decrease in film costs	(26,437)	(13,265)
Increase (decrease) in accounts payable	(3,347)	(1,035)
Increase (decrease) in accrued expenses and other current liabilities	4,381	(184)
Increase (decrease) in other noncurrent liabilities	498	—
Net cash flows provided by (used in) operating activities	(3,574)	2,832
Cash flows from investing activities
Acquisition of property & equipment	(1,488)	(13,094)
Proceeds from sale of property & equipment	—	86
Net cash flows (used in) investing activities	(1,488)	(13,008)
Cash flows from financing activities
Contributions from noncontrolling interest member	110	4,152
Principal paid on finance lease	(9)	(7)
Principal paid on debt	(470)	—
Dividends paid	(10,417)	—
Net cash flows provided by (used in) financing activities	(10,786)	4,145
Net change in cash	(15,848)	(6,030)
Cash, beginning of period	124,790	15,932
Cash, end of period	$108,942	$9,902
Supplemental disclosure of cash flow information:
Cash paid for interest	$731	$1

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The Chosen, Inc., a Delaware corporation, is an independent television and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life.

The condensed consolidated financial statements of The Chosen, Inc., its wholly owned subsidiaries, and its variable controlling interest in Impossible Math, LLC (collectively the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2022 included in the Company’s amended registration statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2023 and amended on April 3, 2023 and May 23, 2023 (as amended, the “Form 10”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements, certain prior period adjustments in previously issued interim financial statements filed within the Company’s Form 1-SA dated September 30, 2022 were identified. The Company evaluated the errors, both qualitatively and quantitatively, and concluded that the corrections did not have a material impact on, nor require amendment of, any previously issued financial statements. The prior period misstatement related to Deferred tax liability, net in the Condensed Consolidated Balance Sheets as of June 30, 2022. The correction of this misstatement resulted in an increase to Deferred tax liability, net by $3,003 thousand in the Condensed Consolidated Balance Sheets as of June 30, 2022 and an increase to Provision for income taxes by $3,003 thousand in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2022. This correction decreased net income by $3,003 thousand for the three months and six months ended June 30, 2022. The Company retrospectively corrected the misstatements and revised the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was $158 and $0, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2023 and December 31, 2022, the bank balance exceeded the federally insured limit by $23,580 thousand and $124,293 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues. During the three months and six months ended June 30, 2023, 86.7% and 78.3%, respectively, of the Company’s revenues were with Angel Studios, Inc. (“Angel Studios”) and the Come and See Foundation, Inc. (“CAS”). During the three months and six months ended June 30, 2022, 95.2% and 93.5%, respectively, of the Company's revenues were with Angel Studios. As of June 30, 2023 and December 31, 2022, 82.5% and 92.0%, respectively, of the Company’s accounts receivable was due from Angel Studios and CAS.

Note 2 - Revenue Recognition

The Company primarily earns its revenue from licensing its intellectual property rights related to the Series. Licensed content revenues are primarily earned from royalties based on (i) subscription video-on-demand usage for hours viewed, and (ii) video-on-demand (“VOD”), physical media, merchandise, books, printed materials, and box office sales. Merchandise revenue is generated from online store and wholesale sales of The Chosen merchandise and DVDs.

The Company also generates revenues from funds received under a non-reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to be used in furtherance of the charitable purposes of CAS, which include the production of the Series. Contributions received from voluntary donations pursuant to the agreement with CAS are reported as Contribution revenues in the Consolidated Statements of Operations in accordance with ASC Topic 958, Not-for-Profit Entities, being a core source of revenue from the Series and used to market, produce and distribute the Series.

The following table presents the Company’s revenue disaggregated by licensed content and merchandise revenues as well as contribution revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Licensed content	$4,727	$2,650	$13,270	$7,933
Merchandise	7,749	—	15,193	—
Licensed content and merchandise revenues	$12,476	$2,650	$28,463	$7,933
Contribution revenues	14,259	—	22,985	—
Total revenues	$26,735	$2,650	$51,448	$7,933

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets as of June 30, 2023 and December 31,2022.

Contract liabilities are recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. The Company’s contract liabilities consist of deferred revenue for cash received related to licensed content arrangements under which a payment has been received and the content has not yet been made available to the customer and cash received related to merchandise arrangements under which a payment has been received and the order is unfulfilled. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer.

The following table presents contract liabilities included on the Condensed Consolidated Balance Sheets (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Accrued expenses and other current liabilities	$896	$165
Other noncurrent liabilities (1)	1,929	2,571
Total contract liabilities	$2,825	$2,736
(1)	This amount reflects the cash payment received from the CAS transaction for performance obligations that were not satisfied as of June 30, 2023.

Revenue recognized during the three months and six months ended June 30, 2023, from amounts included in total contract liabilities as of December 31, 2022, was $165 and $0 thousand, respectively. There was no revenue recognized from amounts included in total contract liabilities for the three months and six months ended June 30, 2022.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company (see Note 6). Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the three months and six months ended June 30, 2023 have been presented as a single class of common stock.

All Series A Preferred Stock were previously reflected as converted into Class B Common Stock for basic EPS as of December 31, 2022 following the declaration of the Dividend to Series A Preferred Stockholders (See Note 6 and the Company’s Annual Report for the year ended December 31, 2022 included in the amended Form 10). Diluted weighted average common stock outstanding for the three months and six months ended June 30, 2022 does not include the effects of the conversion of the participating Series A Preferred Stock as the inclusion of these instruments would have been anti-dilutive. As of June 30, 2023, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

As of June 30, 2023 and December 31, 2022, inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Raw materials	$985	$985
Finished goods	6,993	5,125
Inventory	$7,978	$6,110

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following:

	As of
	June 30,	December 31,	Estimated
	2023	2022	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Buildings and improvements	37,099	36,495	4 – 30
Equipment	771	290	3 – 15
Furniture and fixtures	74	16	5
Vehicles	758	758	8
Construction in process	395	—
Property and equipment, gross	39,187	37,649
Accumulated depreciation	(7,586)	(3,223)
Property and equipment, net	$31,601	$34,426

No impairment of property and equipment was recorded during the three months and six months ended June 30, 2023 and 2022.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Released and completed film costs	$47,612	$47,362
Not released, in production film costs	28,589	2,250
In development or preproduction film costs	378	759
Film costs, gross	76,579	50,371
Accumulated amortization	(25,771)	(17,095)
Film costs, net of amortization	$50,808	$33,276

Amortization expense for film costs during the three months ended June 30, 2023 and 2022 was $4,688 thousand and $535 thousand, respectively. Amortization expense for film costs during the six months ended June 30, 2023 and 2022 was $8,676 thousand and $1,389 thousand, respectively.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of June 30, 2023 are as follows (in thousands):

Years Ending December 31:	Amount
Remainder of 2023	$9,755
2024	5,231
2025	4,948
2026	1,567
2027	340
Total	$21,841

Leases

The Company has operating and finance leases for some of the Company’s operating and office facilities and vehicles. The leases expire at various dates through 2027 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Right-of-use assets (1)
Operating leases	$1,043	$889
Finance leases	76	86
Total right-of-use assets	$1,119	$975

Short-term lease liabilities (2)
Operating leases	$389	$533
Finance leases	19	19
	$408	$552
Long-term lease liabilities (3)
Operating leases	$440	$338
Finance leases	59	68
	$499	$406
Total lease liabilities	$907	$958
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease costs
Finance lease cost
Amortization of right-of-use assets	$5	$3	$10	$3
Interest on lease liabilities	1	1	2	1
Operating lease cost	185	32	361	63
Variable and short-term lease cost	623	317	814	317
Total lease cost	$814	$353	$1,187	$384

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$2	$2
Operating cash flows for operating leases	330	3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$293	$561
Finance leases	—	97

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	2.56 years	4.28 years
Finance leases	3.83 years	4.83 years
Weighted average discount rate:
Operating leases	6.06%	6.35%
Finance leases	4.26%	4.26%

Maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$308	$11
2024	220	22
2025	211	22
2026	151	22
2027	—	7
Thereafter	—	—
Total lease payments	890	84
Imputed interest	(61)	(6)
Total lease liability	$829	$78

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022

Accrued compensation	$1,729	$273
Accrued participant royalties	1,384	1,383
Accrued contractor payments	1,005	—
Deferred revenues	896	165
Accrued inventory purchases	637	—

Dividends payable	—	10,417
Other	1,140	589
Accrued expenses and other current liabilities	$6,791	$12,827

Note 5 - Debt

On November 29, 2022, the Company entered into a financing agreement with CAS with an aggregate principal of $145,500 thousand. This loan has no maturity date with no fixed repayment schedule and is non-interest bearing for the first seven years, after which the loan accrues interest at the then-current applicable federal rate. The Company is required to repay the loan quarterly, based on a specified percentage of 5% applied to the proceeds received from certain of the Company’s licensed content and merchandise revenues, which continues to be paid to CAS after the aggregate principal balance is repaid. The loan is recorded applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event.

In addition, upon the occurrence of certain events, the Company's repayment of the outstanding principal balance may be accelerated or be declared immediately due. Such events include voluntary or involuntary bankruptcy, change of control, corporate arrangement, or other customary events of default. The loan is secured by the intellectual property rights owned by the Company, whereby CAS receives a first-priority continuing senior security interest.

The following table presents debt on the Condensed Consolidated Balance Sheets (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Long-term debt (1)	$142,981	$143,659
Current portion of long-term debt (2)	2,119	1,911
Total long-term debt	$145,100	$145,570
(1)	Included in Long-term debt and lease liabilities, net in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

Long-term debt is net of unamortized debt issuance costs of $620 thousand and $688 thousand as of June 30, 2023 and December 31, 2022, respectively.

Note 6 - Equity

A dividend of $2.40 for each outstanding share of Series A Preferred Stock totaling $13,428 was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon receipt of payment of the dividend, each share of Series A Preferred Stock is converted into one share of Series B Common Stock. As of December 31, 2022, 1,254,391 shares of Series A Preferred Stock had been converted into Series B Common Stock. In March 2023, the Company paid the remaining dividend to holders of Series A Preferred Stock $10,417 thousand or $2.40 to all remaining Series A Preferred Stock holders. As such, all Series A Preferred Stock have been converted to Series B Common Stock and as of June 30, 2023.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

Note 7 - Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Benefit (provision) for income taxes	$(1,527)	$192	$(3,141)	$(335)
Effective tax rate	30%	24%	31%	27%

The effective tax rates for the three months and six months ended June 30, 2023 and 2022 differed from the federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”).

The increase in the effective tax rate of 6% for the three months ended June 30, 2023 as compared to 2022 was primarily due to the impact from the net loss attributable to NCI of $1,290 thousand. The increase in the effective tax rate of 4% for the six months ended June 30, 2023 as compared to 2022 was primarily due to the impact from the net loss attributable to NCI of $2,529 thousand.

Note 8 - Related Party Transactions

In 2018, the Company entered into an exclusive VOD and subscription licensing agreement with Angel Studios, which was a member of the Company, for distribution of the Company’s television series. This agreement was amended in November 2019 and September 2020 to refine certain terms (collectively, the “2018 Angel Studios License Agreement”). On October 18, 2022, the Company entered into a new agreement with Angel Studios which replaced the 2018 Angel Studios License Agreement and grants Angel Studios the right to a limited, non-exclusive and non-sublicensable license to distribute the Company’s television series solely on the Angel App. Any existing sublicensing rights that were granted to Angel Studios under the 2018 Angel Studios License Agreement shall be set to expire, and all rights thereafter shall be exclusively retained by the Company. In October 2022, the Company repurchased the Common Units previously held by Angel Studios and is no longer considered a related party.

The Company recognized revenue from transactions with related parties of $0 thousand and $2,523 thousand during the three months ended June 30, 2023 and 2022, respectively. The Company recognized revenue from transactions with related parties of $0 thousand and $7,417 thousand during the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023 and December 31, 2022, there were no related party receivable balances.

Note 9 - Commitments and Contingencies

Commitments

Under the Company’s current license agreement with Angel Studios, the Company is required to remit payments to Angel Studios, in perpetuity, based on a specified percentage of certain of the Company’s revenues derived from the Series.

Refer to Note 4 Balance Sheet Components – Leases and Note 5 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity. For further information on legal proceedings involving the Company, refer to Part II, Item 1 Legal Proceedings.

Note 10 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through August 14, 2023, the date the consolidated financial statements were available to be issued. The Company concluded that there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to The Chosen, Inc. (f/k/a The Chosen, LLC) and its subsidiaries, except where the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s registration statement on Form 10 filed with the SEC on February 2, 2023 and amended on April 3, 2023 and May 23, 2023 (as amended, the “Form 10”), including the audited consolidated financial statements and the related notes included therein and the condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

Overview

The Company is an entertainment company, which develops, produces and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen. The Company collaborates with content owners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, and most VOD streaming platforms, as well as (ii) physical media, including DVD and Blue-ray Discs, (iii) books and (iv) merchandise.

The Company’s revenue model primarily includes royalties received from the licensing of The Chosen as well as online store and wholesale sales of The Chosen merchandise and contributions. Our marketing efforts include limited and strategically focused advertising campaigns through targeted social media campaigns.

Comparison of the Three Months and Six Months Ended June 30, 2023 and June 30, 2022

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$12,476	$2,650	$9,826	371%	$28,463	$7,933	$20,530	259%
Contribution revenues	14,259	—	14,259	100%	22,985	—	22,985	100%
Total revenues	26,735	2,650	24,085	909%	51,448	7,933	43,515	549%

Cost of revenues	5,519	262	5,257	2,006%	11,429	649	10,780	1,661%
Advertising	2,559	68	2,491	3,663%	4,186	326	3,860	1,184%
Amortization of film costs	4,688	535	4,153	776%	8,676	1,389	7,287	525%
Depreciation and amortization	2,232	65	2,167	3,334%	4,377	96	4,281	4,459%
General and administrative	6,888	2,507	4,381	175%	13,372	4,215	9,157	217%
Net operating income (loss)	4,849	(787)	5,636	(716)%	9,408	1,258	8,150	648%
Interest income (expense), net	210	—	210	100%	765	—	765	100%
Other income	5	—	5	100%	21	—	21	100%
Net income (loss) before income taxes	5,064	(787)	5,851	(743)%	10,194	1,258	8,936	710%
Benefit (provision) for income taxes	(1,527)	192	(1,719)	(895)%	(3,141)	(335)	(2,806)	838%
Net income (loss)	$3,537	$(595)	$4,132	(694)%	7,053	923	6,130	664%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements, and merchandise sales. Revenues for the three months ended June 30, 2023 increased $9,826 thousand, or 371%, as compared to the three months ended June 30, 2022, primarily due to the Company’s shift from managing licensing, distribution, and merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 and also due to the timing of the release of new episodes of the Series.  No episodes were released during the first or second quarters of 2022, while episodes 4 – 8 of Season 3, including a Season 3 finale special in theatres were released in the first quarter of 2023.

Revenues for the six months ended June 30, 2023 increased $20,530 thousand, or 259%, as compared to the six months ended June 30, 2022, primarily due to the Company’s shift from managing licensing, distribution, and merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 and also due to the timing of the release of new episodes of the Series. No episodes were released during the first or second quarters of 2022, while episodes 4 – 8 of Season 3, including a Season 3 finale special in theatres were released in the first quarter of 2023.

Contribution Revenues

Contribution revenues is comprised of contributions received under a non-reciprocal agreement with the Come and See Foundation, Inc. (“CAS”) for donation proceeds received by CAS through The Chosen App. Such agreement requires that the Company utilize such donation receipts for the charitable purposes of CAS, which include the production of the Series. The Company did not receive any Contribution revenues for the three months or six months ended June 30, 2022 as the agreement was entered into in November 2022.

Cost of Revenues

Cost of revenues primarily include the costs of products, expenses to fulfill third party merchandise sales orders, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the three months ended June 30, 2023 increased $5,257 thousand, or 2,006%, as compared to the three months ended June 30, 2022, primarily due to the Company’s shift from managing merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, and increased actor and residual costs as a result of the release of new episodes of the Series.

Cost of revenues for the six months ended June 30, 2023 increased $10,780 thousand, or 1,661%, as compared to the six months ended June 30, 2022, primarily due to the Company’s shift from managing merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, and increased actor and residual costs as a result of the release of new episodes of the Series.

Advertising

Advertising includes costs to promote the Series and primarily includes advertising on social and digital platforms. Advertising expense for the three months ended June 30, 2023 increased $2,491 thousand, or 3,663%, as compared to the three months ended June 30, 2022, which is mostly attributable to increased marketing costs related to the Company’s shift from managing the majority of our marketing through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 as well as increased costs to promote episodes 4 – 8 of Season 3.

Advertising expense for the six months ended June 30, 2023 increased $3,860 thousand, or 1,184%, as compared to the six months ended June 30, 2022, which is mostly attributable to increased marketing costs related to the Company’s shift from managing the majority of our marketing through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 as well as increased costs to promote episodes 4 – 8, including the Season 3 finale special released in theatres.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended June 30, 2023 increased $4,153 thousand, or 776%, as compared to the three months ended June 30, 2022, primarily due to the additional amortization of film costs as a result of the release of Season 3 in the fourth quarter of 2022 and first and second quarters of 2023.

Amortization of film costs for the six months ended June 30, 2023 increased $7,287 thousand, or 525%, as compared to the six months ended June 30, 2022, primarily due to the additional amortization of film costs as a result of the release of Season 3 in the fourth quarter of 2022 and first quarter of 2023.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2023 increased $2,167 thousand, or 3,334%, as compared to the three months ended June 30, 2022, primarily due to the Company’s increase in acquired property and equipment to establish a permanent set and film campus during 2022.

Depreciation and amortization for the six months ended June 30, 2023 increased $4,281 thousand, or 4,459%, as compared to the six months ended June 30, 2022, primarily due to the Company’s increase in acquired property and equipment to establish a permanent set and film campus during 2022.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 increased $4,381 thousand, or 175%, as compared to the three months ended June 30, 2022, primarily due to $2,166 thousand of increased payroll related expenses mostly attributable to increased headcount related to the Company’s shift from managing marketing, licensing/distribution and merchandising through our licensing agreement with Angel Studios to managing these functions internally as of October 2022. The Company also incurred additional legal, accounting and professional fees of $1,776 thousand, and office related expenses of $398 thousand.

General and administrative expenses for the six months ended June 30, 2023 increased $9,157 thousand, or 217%, as compared to the six months ended June 30, 2022, primarily due to $4,094 thousand of increased payroll related expenses mostly attributable to increased headcount related to the Company’s shift from managing marketing, licensing/distribution and merchandising through our licensing agreement with Angel Studios to managing these functions internally as of October 2022. The Company also incurred additional legal, accounting and professional fees of $3,484 thousand, and office related expenses of $789 thousand.

Income Taxes

Income tax provision for the three months ended June 30, 2023 increased $1,719 thousand, or 895% as compared to the three months ended June 30, 2022, primarily due to the increase in the Company’s net income before provision for income taxes of $5,851.

Income tax provision for the six months ended June 30, 2023 increased $2,806 thousand, or 838% as compared to the six months ended June 30, 2022, primarily due to the increase in the Company’s net income before provision for income taxes of $8,936 thousand.

The effective tax rate for the three months ended June 30, 2023 increased 6%, as compared to the three months ended June 30, 2022, primarily due to the impact from the net loss attributable to NCI of $1,290 thousand.

The effective tax rate for the six months ended June 30, 2023 increased 4%, as compared to the six months ended June 30, 2022, primarily due to the impact from the net loss attributable to NCI of $2,529 thousand.

Liquidity and Capital Resource

Comparison of June 30, 2023 and December 31, 2022

	As of
	June 30,	December 31,
	2023	2022	Change

	(in thousands)
Cash	$108,942	$124,790	$(15,848)
Long-term debt	145,387	145,840	(453)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of June 30, 2023 and December 31, 2022, the Company had cash of $108,942 thousand and $124,790 thousand, respectively. As of June 30, 2023 and December 31, 2022, the Company had long-term debt of $145,387 thousand and $145,840 thousand, respectively.

The Company’s primary uses of cash generally relate to film costs. The decrease in cash of $15,848 thousand was primarily attributable to an increase of $26,437 thousand in film costs related to the production of Season 4, a payment of $10,417 thousand related to dividends and the acquisition of property and equipment of $1,488 thousand, partially offset by $23,189 of net income, exclusive of non-cash items.

The Company’s long-term debt relates to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital. See the consolidated financial statements included in our Form 10, starting on page F-1 for further detail regarding the CAS transactions.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Six Months Ended June 30, 2023 and 2022

Our cash flow activities were as follows for the periods presented:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$(3,574)	$2,832	$(6,406)
Net cash flows provided by (used in) investing activities	(1,488)	(13,008)	11,520
Net cash flows provided by (used in) financing activities	(10,786)	4,145	(14,931)

Operating activities

Net cash flows provided by (used in) operating activities was $(3,574) thousand and $2,832 thousand for the six months ended June 30, 2023 and 2022, respectively. The decrease of net cash flows provided by operating activities of $6,406 thousand was primarily driven by the increased change of $13,172 thousand in film costs and a decreased change of $10,012 thousand in accounts receivable, partially offset by the increased change of $20,108 thousand in net income, exclusive of non-cash items, and the increased change of $4,565 thousand in accrued expenses and other accrued liabilities.

Investing activities

Net cash flows used in investing activities was $1,488 thousand and $13,008 thousand for the six months ended June 30, 2023 and 2022, respectively. The decrease of net cash flows used in investing activities of $11,520 thousand was primarily driven by the decrease in acquisition of property and equipment. There were no other significant investing activities during the six months ended June 30, 2023.

Financing activities

The financing activities of $(10,786) thousand for the six months ended June 30, 2023 primarily included dividend payments of $10,417 thousand. The financing activities of $4,145 thousand for the six months ended June 30, 2022 primarily included contributions from noncontrolling interest member of $4,152 thousand.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Other than as set forth below, we are currently not a party to any material legal proceeding.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2023, the Company delivered to Angel Studios, Inc. (“Angel Studios”) a Notice of Termination (the “Notice of Termination”) of Content License Agreement, dated October 18, 2022 (the “License Agreement”), between Angel Studios and the Company. The Company seeks to terminate the License Agreement for previously noticed and uncured material breaches of contract in accordance with Section 14 of the License Agreement. The Company and Angel Studios are currently involved in an ongoing arbitration with respect to such matter.

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

Date: August 14, 2023