Form 10-Q
period 2023-09-30
Chosen, Inc.
filed 2023-11-14
CIK 1733443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

At November 14, 2023, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,595,015 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

The Chosen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$95,290	$124,790
Accounts receivable, net of allowances of $1,682 and $0 at September 30, 2023 and December 31, 2022, respectively	3,214	8,983
Inventory	10,179	6,110
Prepaid assets	6,714	754
Other current assets	1,243	864
Total current assets	116,640	141,501
Property and equipment, net	34,350	34,426
Film costs, net	63,813	33,276
Other assets	1,258	1,042
Total assets	$216,061	$210,245
Liabilities and Equity
Accounts payable	$2,656	$5,549
Accrued expenses and other current liabilities	9,423	12,827
Current portion of long-term debt and lease liabilities	2,572	2,463
Total current liabilities	14,651	20,839
Long-term debt and lease liabilities, net	142,844	143,377
Other noncurrent liabilities	4,453	2,571
Deferred tax liability, net	6,394	5,104
Total liabilities	168,342	171,891
Commitments and contingencies	—	—
Series A Preferred Stock, $0.001 par value; 120% dividend preference; 8,000 shares authorized; 0 and 4,341 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	5
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,595 and 1,254 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	1
Additional paid-in capital	10,237	10,237
Retained earnings	26,373	18,004
Noncontrolling interest	11,096	10,100
Total equity	47,719	38,354
Total liabilities and equity	$216,061	$210,245

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Licensed content and merchandise revenues	$8,508	$5,262	$36,971	$13,195
Contribution revenues	5,978	—	28,963	—
Total revenues	14,486	5,262	65,934	13,195

Cost of revenues	4,279	301	14,317	950
Advertising	3,775	705	7,961	1,031
Amortization of film costs	2,608	667	11,284	2,056
Depreciation and amortization	2,192	1,237	6,569	1,333
General and administrative	7,846	2,317	21,218	6,532
Net operating income (loss)	(6,214)	35	4,585	1,293
Interest income	676	1	2,172	1
Interest expense	(369)	(2)	(1,100)	(2)
Other income (expense)	(46)	—	(25)	—
Net income (loss) before income taxes	(5,953)	34	5,632	1,292
Benefit (provision) for income taxes	1,851	(210)	(1,290)	(545)
Net income (loss)	(4,102)	(176)	4,342	747
Net loss attributable to noncontrolling interest	1,406	712	4,027	804
Net income (loss) attributable to The Chosen, Inc.	$(2,696)	$536	$8,369	$1,551
Less:
Contractual preferred distributions to participating securities	—	536	—	1,551
Income allocated to participating securities	—	—	—	—
Net income (loss) attributable to Common Stock/Common Units	$(2,696)	$—	$8,369	$—
Earnings (loss) per Common Stock/Common Units, basic and diluted(1)	$(0.21)	$—	$0.67	$—
Weighted average Common Stock/Common Units outstanding, basic and diluted(1)	12,545	7,190	12,545	7,190
(1)

Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock for the period after the change in share structure as result of the Company’s conversion on November 29, 2022 (see Note 3 and Note 6).

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Members’ Equity			Stockholders’ Equity

		Class A		Series A		Series B		Series A		Additional		Non
	Common	Preferred Units		Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
Three Months Ended September 30, 2023	Units	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of June 30, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	29,069	7,589	46,908
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	4,913	4,913
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,696)	(1,406)	(4,102)
Balance as of September 30, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	26,373	$11,096	47,719

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	—	—	—	6,950	7	1,254	1	4,341	5	10,237	18,004	10,100	38,354
Conversion to Series B Common Stock	—	—	—	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	5,023	5,023
Net income (loss)	—	—	—	—	—	—	—	—	—	—	8,369	(4,027)	4,342
Balance as of September 30, 2023	—	—	—	6,950	7	5,595	6	—	—	10,237	26,373	$11,096	47,719

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Members’ Equity			Stockholders’ Equity

		Class A		Series A		Series B		Series A		Additional		Non
	Common	Preferred Units		Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
Three Months Ended September 30, 2022	Units	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of June 30, 2022	14,380	11,190	11,190	—	$—	—	—	—	—	(940)	33,230	5,974	49,454
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	536	536
Net income (loss)	—	—	—	—	—	—	—	—	—	—	536	(712)	(176)
Balance as of September 30, 2022	14,380	11,190	11,190	—	$—	—	—	—	—	(940)	33,766	$5,798	49,814

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	14,380	11,190	11,190	—	$—	—	—	—	—	(940)	32,215	1,914	44,379
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	4,688	4,688
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,551	(804)	747
Balance as of September 30, 2022	14,380	11,190	11,190	—	$—	—	—	—	—	(940)	33,766	$5,798	49,814

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$4,342	$747
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	6,569	1,333
Amortization of film costs	11,284	2,056
Deferred income tax provision	1,290	820
Amortization of debt issuance costs	101	—
Non-cash lease expense	48	4
Allowance for doubtful accounts	1,682	—
Gain/loss on sale of assets	39	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,962	8,178
(Increase) decrease in inventory	(2,699)	(179)
(Increase) decrease in prepaids and other current assets	(6,139)	781
(Increase) decrease in film costs	(39,628)	(27,044)
Increase (decrease) in accounts payable	(3,922)	(985)
Increase (decrease) in accrued expenses and other current liabilities	4,028	463
Increase (decrease) in other noncurrent liabilities	1,882	—
Net cash flows provided by (used in) operating activities	(17,161)	(13,826)
Cash flows from investing activities
Acquisition of property & equipment	(6,677)	(21,748)
Acquisition of trademark	(3)	(61)
Proceeds from sale of property & equipment	184	—
Net cash flows provided by (used in) investing activities	(6,496)	(21,809)
Cash flows from financing activities
Contributions from noncontrolling interest member	5,023	6,630
Proceeds from issuance of debt	—	15,000
Principal paid on finance lease	(12)	(7)
Principal paid on debt	(437)	—
Dividends paid	(10,417)	—
Net cash flows provided by (used in) financing activities	(5,843)	21,623
Net change in cash	(29,500)	(14,012)
Cash, beginning of period	124,790	15,932
Cash, end of period	$95,290	$1,920
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,100	$2
Purchase of property and equipment with accounts payable	22	2,600
Accounts payable and accrued expenses and other current liabilities related to film costs, net	2,422	—

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

The condensed consolidated financial statements of The Chosen, Inc., its wholly owned subsidiaries, and its variable controlling interest in Impossible Math, LLC (collectively the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2022 included in the Company’s amended registration statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2023 (as amended, the “Form 10”). The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements, certain prior period adjustments in previously issued interim financial statements were identified. The prior period misstatement related to estimates for and recognition of accrued compensation costs and capitalization of film costs as of and for the three months ended June 30, 2023. The Company evaluated the errors, both qualitatively and quantitatively, and concluded that the corrections did not have a material impact on, nor require amendment of, any previously issued financial statements.

The correction of this misstatement resulted in an increase to Film costs, net of $1,790 thousand, and an increase to Accrued expenses and other current liabilities of $399 thousand in the Condensed Consolidated Balance Sheets as of June 30, 2023, a decrease to Cost of revenues of $1,391 thousand in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and an increase to Retained earnings of $1,391 thousand in the Condensed Consolidated Balance Sheets as of June 30, 2023 and in the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023. This correction increased Net income (loss) by $1,391 thousand and increased Earnings (loss) per Common Stock/Common Units, basic and diluted by $0.11 for the three and six months ended June 30, 2023. The Company retrospectively corrected the misstatements and revised the Condensed Consolidated Balance Sheets as of June 30, 2023 and the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Equity as of and for the three and six months ended June 30, 2023. There is no impact to Cash flows provided by (used in) operating, investing, or financing activities in the in the Condensed Consolidated Statements of Cash Flow.

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Even though management determines the allowance for doubtful accounts by identifying accounts and using historical experience applied to an aging of accounts, the Company remains committed to pursuing the balances. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was $1,682 and $0, respectively. As of September 30, 2023 the Company recognized a reserve of $1,639 thousand for accounts receivables from Angel Studios, Inc. (“Angel Studios”) due to the Company’s delivery of a Notice of Termination, effective on October 20, 2023, of the Content License Agreement between Angel Studios and the Company. Although the Company reserved for the Angel Studios Receivable, the Company intends to continue to pursue collection. Refer to Note 10 - Subsequent Events for further information.

Internal-Use Software

The Company capitalizes costs incurred to develop or obtain internal-use software and website development costs during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, it is probable that the project will be completed, and the software will be used for the function intended. The Company expenses costs incurred for training, data conversion, and maintenance, and in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in Software under Property and equipment, net in the Condensed Consolidated Balance Sheets once the software development is completed. The internal-use software is included in Construction in process under Property and equipment, net in the Condensed Consolidated Balance Sheets when the software is still in development. The Company amortizes internal-use software over its estimated useful life on a straight-line basis.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2023 and December 31, 2022, the bank balance exceeded the federally insured limit by $15,491 thousand and $124,293 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues. During the three months and nine months ended September 30, 2023, 56.6% and 73.6%, respectively, of the Company’s revenues were collectively with major customers: Lions Gate Television, Inc. (“Lions Gate”),Angel Studios and the Come and See Foundation, Inc. (“CAS”). During the three months and nine months ended September 30, 2022, 95.4% and 94.3%, respectively, of the Company’s revenues were with Angel Studios. As of September 30, 2023, 50.6% of the Company’s accounts receivable was due from Lions Gate. As of December 31, 2022, 92.0% of the Company’s accounts receivable was due from Angel Studios, and CAS.

Note 2 - Revenue Recognition

The Company primarily earns its revenue from licensing its intellectual property rights related to the Series. Licensed content revenues are primarily earned from royalties based on (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, and most VOD streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content (v) books, and (vi) merchandise. Additionally, merchandise revenue is generated from online store and wholesale sales of The Chosen merchandise.

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

The following table presents the Company’s revenue disaggregated by licensed content and merchandise revenues as well as contribution revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Licensed content	$4,814	$4,908	$18,084	$12,841
Merchandise	3,694	354	18,887	354
Licensed content and merchandise revenues	$8,508	$5,262	$36,971	$13,195
Contribution revenues	5,978	—	28,963	—
Revenues	$14,486	$5,262	$65,934	$13,195

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets as of September 30, 2023 and December 31,2022.

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

The following table presents contract liabilities included on the Condensed Consolidated Balance Sheets (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Accrued expenses and other current liabilities	$1,277	$165
Other noncurrent liabilities (1)	1,928	2,571
Total	$3,205	$2,736
(1)	This amount reflects the cash payment received from the CAS transaction for performance obligations that were not satisfied as of September 30, 2023.

Revenue recognized during the three and nine months ended September 30, 2023, from amounts included in total contract liabilities as of December 31, 2022, was $0 and $165 thousand, respectively. There was no revenue recognized from amounts included in total contract liabilities for three and nine months ended September 30, 2022.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company (see Note 6). Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the three months and nine months ended September 30, 2023 have been presented as a single class of common stock.

All Series A Preferred Stock were previously reflected as converted into Class B Common Stock for basic EPS as of December 31, 2022 following the declaration of the Dividend to Series A Preferred Stockholders (See Note 6 and the Company’s Annual Report for the year ended December 31, 2022 included in the amended Form 10). Diluted weighted average common stock outstanding for the three and nine months ended September 30, 2022 does not include the effects of the conversion of the participating Series A Preferred

Stock as the inclusion of these instruments would have been anti-dilutive. As of September 30, 2023, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

As of September 30, 2023 and December 31, 2022, inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Raw materials	$985	$985
Finished goods	9,194	5,125
Inventory	$10,179	$6,110

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following:

	As of
	September 30,	December 31,	Estimated
	2023	2022	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Buildings and improvements	37,100	36,495	4 – 30
Equipment	781	290	3 – 15
Furniture and fixtures	74	16	5
Vehicles	484	758	8
Construction in process	5,546	—
PPE, gross	44,075	37,649
Accumulated depreciation	(9,725)	(3,223)
PPE, net	$34,350	$34,426

No impairment of property and equipment was recorded during the three months and nine months ended September 30, 2023 and 2022.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Released and completed film costs	$47,612	$47,362
Not released, in production film costs	43,591	2,250
In development or preproduction film costs	989	759
Film costs, gross	92,192	50,371
Accumulated amortization	(28,379)	(17,095)
Film costs, net of amortization	$63,813	$33,276

Amortization expense for film costs during the three months ended September 30, 2023 and 2022 was $2,608 thousand and $667 thousand, respectively. Amortization expense for film costs during the nine months ended September 30, 2023 and 2022 was $11,284 thousand and $2,056 thousand, respectively.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of September 30, 2023 are as follows (in thousands):

Years Ending December 31:	Amount
Remainder of 2023	$2,703
2024	7,158
2025	6,773
2026	2,129
2027	470
Total	$19,233

Leases

The Company has operating and finance leases for some of the Company’s operating and office facilities and vehicles. The leases expire at various dates through 2027 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Right-of-use assets (1)
Operating leases	$1,069	$889
Finance leases	—	86
Total right-of-use assets	$1,069	$975

Short-term lease liabilities (2)
Operating leases	$336	$533
Finance leases	—	19
	$336	$552
Long-term lease liabilities (3)
Operating leases	$534	$338
Finance leases	—	68
	$534	$406

Total lease liabilities	$870	$958
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease costs
Finance lease cost
Amortization of right-of-use assets	$5	$96	$15	$99
Interest on lease liabilities	1	9	3	10
Operating lease cost	201	504	562	567
Variable and short-term lease cost	1,710	517	2,524	834
Total lease cost	$1,917	$1,126	$3,104	$1,510

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$3	$9
Operating cash flows for operating leases	516	24

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$507	$567
Finance leases	—	99

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	2.76 years	2.44 years
Finance leases	—	4.33 years
Weighted average discount rate:
Operating leases	5.60%	4.71%
Finance leases	—%	4.26%

Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$156	$—
2024	286	—
2025	277	—
2026	217	—
2027	—	—
Thereafter	—	—
Total lease payments	936	—
Imputed interest	(66)	—
Total lease liability	$870	$—

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022

Accrued participant royalties	$3,223	$1,383
Accrued compensation	2,642	273
Deferred revenues	1,277	165
Accrued inventory purchases	835	—
Credit card liabilities	853	—
Dividends payable	—	10,417
Other	593	589
Accrued expenses and other current liabilities	$9,423	$12,827

Note 5 - Debt

On November 29, 2022, the Company entered into a financing agreement with CAS with an aggregate principal of $145,500 thousand. This loan has no maturity date with no fixed repayment schedule and is non-interest bearing for the first seven years, after which the loan accrues interest at the then-current applicable federal rate. The Company is required to repay the loan quarterly, based on a specified percentage of 5% applied to the proceeds received from certain of the Company’s licensed content and merchandise revenues, which continues to be paid to CAS after the aggregate principal balance is repaid. The loan is recorded applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event. This financing agreement was subsequently amended on October 31, 2023. Refer to Note 10 - Subsequent Events for further information.

In addition, upon the occurrence of certain events, the Company’s repayment of the outstanding principal balance may be accelerated or be declared immediately due. Such events include voluntary or involuntary bankruptcy, change of control, corporate arrangement, or other customary events of default. The loan is secured by the intellectual property rights owned by the Company, whereby CAS receives a first-priority continuing senior security interest.

The following table presents debt on the Condensed Consolidated Balance Sheets (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Long-term debt (1)	$142,897	$143,659
Current portion of long-term debt (2)	2,236	1,911
Total long-term debt	$145,133	$145,570
(1)	Included in Long-term debt and lease liabilities, net in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

Long-term debt is net of unamortized debt issuance costs of $587 thousand and $688 thousand as of September 30, 2023 and December 31, 2022, respectively.

Note 6 - Equity

A dividend of $2.40 for each outstanding share of Series A Preferred Stock totaling $13,428 was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon receipt of payment of the dividend, each share of Series A Preferred Stock is converted into one share of Series B Common Stock. As of December 31, 2022, 1,254,391 shares of Series A Preferred Stock had been converted into Series B Common Stock. In March 2023, the Company paid the remaining dividend to holders of Series A Preferred Stock $10,417 thousand or $2.40 to all remaining Series A Preferred Stockholders. As such, all Series A Preferred Stock have been converted to Series B Common Stock and as of September 30, 2023.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

Note 7 - Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Deferred provision (benefit) for income tax	$(1,850)	$207	$1,290	$820
Current income taxes	(1)	3	—	(275)
Provision (benefit) for income taxes	$(1,851)	$210	$1,290	$545
Effective tax rate	31%	618%	23%	42%

The effective tax rates for the three months and nine months ended September 30, 2023 and 2022 differed from the federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”).

The decrease in the effective tax rate of 587% for the three months ended September 30, 2023 as compared to 2022 was primarily due to the impact from the net loss attributable to NCI of $694 thousand. The decrease in the effective tax rate of 19% for the nine months ended September 30, 2023 as compared to 2022 was primarily due to the impact from the net loss attributable to NCI of $3,223 thousand.

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

The Company recognized revenue from transactions with related parties of $0 thousand and $5,071 thousand during the three months ended September 30, 2023 and 2022, respectively. The Company recognized revenue from transactions with related parties of $0 thousand and $12,488 thousand during the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023 and December 31, 2022 there were no related party receivable balances.

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

Note 10 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through November 14, 2023, the date the consolidated financial statements were available to be issued.

Angel Studios - The Company delivered to Angel Studios a Notice of Termination of the Content License Agreement, dated October 18, 2022, between Angel Studios and the Company (the “License Agreement”), due to Angel Studios’ previously noticed and uncured material breach, which the Company elected initially to hold in abeyance pending arbitration of such termination. Pursuant to the License Agreement, the Company grants Angel Studios a limited, non-exclusive license to, among other things, distribute the company’s television series, “The Chosen.” On October 15, 2023, the Company delivered to Angel Studios a second Notice of Termination of the License Agreement for material breach of contract for Angel Studios’ continued breach of the License Agreement due to, among other things, its impermissible use of the Company’s trademarks and copyrights, with such termination of the License Agreement to be effective on October 20, 2023. Accordingly, the September 30, 2023, Condensed Consolidated Balance Sheet includes an Allowance for Doubtful Accounts for receivables from Angel Studios of $1,639 thousand and related bad debt expense in general and administrative expenses of the Condensed Consolidated Statement of Operations.

Come and See Foundation, Inc. - On October 31, 2023, the Company entered into a Second Amendment to the Contribution Funding and Production Agreement with CAS. The Second Amendment, among other things, sets forth (1) certain payment terms as agreed between the Company and CAS, including, but not limited to, the interest on, and repayment obligations with respect to, amounts funded by CAS to the Company pursuant to the Contribution and Production Funding Agreement, (2) the payment terms for CAS’ non-profit rights in the Series, (3) cooperative terms with respect to certain tax matters, (4) a discontinuation of the right of CAS to receive a royalty from the Company with respect to certain commercial revenue generated by the Series, (5) a modification of certain defined liquidity events that would require a payment from the Company to CAS and (6) procedures to clarify the obligations of either party owed to the other on a go-forward basis with respect to producing, delivering and financing the Series. The Company is still evaluating the accounting impact of this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Overview

The Company is an entertainment company, which develops, produces and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen (the “Series”). The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, and most VOD streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise.

The Company’s revenue model primarily includes royalties received from the licensing of The Chosen as well as online store and wholesale sales of The Chosen merchandise and contributions. Our marketing efforts include limited and strategically focused advertising campaigns through targeted social media campaigns.

Comparison of the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$8,508	$5,262	$3,246	62%	$36,971	$13,195	$23,776	180%
Contribution revenues	5,978	—	5,978	100%	28,963	—	28,963	100%
Total revenues	14,486	5,262	9,224	175%	65,934	13,195	52,739	400%

Cost of revenues	4,279	301	3,978	1,322%	14,317	950	13,367	1,407%
Advertising	3,775	705	3,070	435%	7,961	1,031	6,930	672%
Amortization of film costs	2,608	667	1,941	291%	11,284	2,056	9,228	449%
Depreciation and amortization	2,192	1,237	955	77%	6,569	1,333	5,236	393%
General and administrative	7,846	2,317	5,529	239%	21,218	6,532	14,686	225%
Net operating income (loss)	(6,214)	35	(6,249)	(17,854)%	4,585	1,293	3,292	255%
Interest income	676	1	675	100%	2,172	1	2,171	100%
Interest expense	(369)	(2)	(367)	100%	(1,100)	(2)	(1,098)	100%
Other income (expense)	(46)	—	(46)	100%	(25)	—	(25)	100%
Net income (loss) before income taxes	(5,953)	34	(5,987)	(17,609)%	5,632	1,292	4,340	336%
Benefit (provision) for income taxes	1,851	(210)	2,061	981%	(1,290)	(545)	(745)	137%
Net income (loss)	$(4,102)	$(176)	$(3,926)	2,231%	4,342	747	3,595	481%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements, and merchandise sales. Licensed content and merchandise revenues for the three months ended September 30, 2023 increased $3,246 thousand, or 62%, as compared to the three months ended September 30, 2022, primarily due to the Company’s shift from managing licensing, distribution, and merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, the addition of new distribution channels, with an increase in merchandise sales of $3,340 thousand, partially offset by a decrease in revenues from licensed content of $94 thousand.

Licensed content and merchandise revenues for the nine months ended September 30, 2023 increased $23,776 thousand, or 180%, as compared to the nine months ended September 30, 2022, primarily due to the Company’s shift from managing licensing, distribution, and merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, the addition of new distribution channels, with an increase in merchandise sales of $18,533 thousand and an increase in Licensed content revenue of $5,243 thousand.

Contribution Revenues

Contribution revenues is comprised of contributions received under the agreement with the Come and See Foundation, Inc. (“CAS”) for donation proceeds received by CAS through The Chosen App. Such agreement requires that the Company utilize such donation receipts for the charitable purposes of CAS, which include the production of the Series. The Company did not receive any Contribution revenues for the three months or nine months ended September 30, 2022 as the agreement was entered into in November 2022.

Cost of Revenues

Cost of revenues primarily include the costs of products, third party expenses to fulfill merchandise sales orders, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the three months ended September 30, 2023 increased $3,978 thousand, or 1,322%, as compared to the three months ended September 30, 2022, primarily due to the Company’s shift from managing merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, an increase in cost of sales related to merchandise of $2,519, and increased actor and residual costs of $1,736 as a result of the extended worldwide distribution of Seasons 1, 2, and 3.

Cost of revenues for the nine months ended September 30, 2023 increased $13,367 thousand, or 1,407%, as compared to the nine months ended September 30, 2022, primarily due to the Company’s shift from managing merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, an increase in cost of sales related to merchandise of $10,769 and increased actor and residual costs of $2,281 as a result of the release of Season 3 across various platforms coupled with extended worldwide distribution of Seasons 1, 2, and 3.

Advertising

Advertising includes costs to promote the Series and primarily includes advertising on social and digital platforms. Advertising expense for the three months ended September 30, 2023 increased $3,070 thousand, or 435%, as compared to the three months ended September 30, 2022, which is mostly attributable to increased marketing costs related to the Company’s shift from managing the majority of our marketing through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 as well as increased costs to promote Season 3, and extended worldwide distribution of Seasons 1, 2, and 3.

Advertising expense for the nine months ended September 30, 2023 increased $6,930 thousand, or 672%, as compared to the nine months ended September 30, 2022, which is mostly attributable to increased marketing costs related to the Company’s shift from managing the majority of our marketing through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 as well as increased costs to promote episodes 4 – 8, including the Season 3 finale special released in theatres and extended worldwide distribution of Seasons 1, 2, and 3.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended September 30, 2023 increased $1,941 thousand, or 291%, as compared to the three months ended September 30, 2022, primarily due to the additional amortization of film costs as a result of the release of Season 3 in the fourth quarter of 2022 and first and second quarters of 2023.

Amortization of film costs for the nine months ended September 30, 2023 increased $9,228 thousand, or 449%, as compared to the nine months ended September 30, 2022, primarily due to the additional amortization of film costs as a result of the release of Season 3 in the fourth quarter of 2022 and first quarter of 2023 and an increase of revenues for Seasons 1, 2, and 3.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2023 increased $955 thousand, or 77%, as compared to the three months ended September 30, 2022, primarily due to the Company’s increase in acquired property and equipment, the majority of which related to the permanent set and film campus placed in service during the third and fourth quarters of 2022 and the second quarter of 2023.

Depreciation and amortization for the nine months ended September 30, 2023 increased $5,236 thousand, or 393%, as compared to the nine months ended September 30, 2022, primarily due to the Company’s increase in acquired property and equipment the majority of which related to the permanent set and film campus placed in service during the third and fourth quarters of 2022 and the second quarter of 2023.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 increased $5,529 thousand, or 239%, as compared to the three months ended September 30, 2022, primarily due to $2,367 thousand of increased payroll related expenses mostly attributable to increased headcount related to the Company’s shift from managing marketing, licensing/distribution and merchandising through our licensing agreement with Angel Studios to managing these functions internally as of October 2022. The Company also incurred additional legal, accounting and professional fees of $313 thousand, travel related expenses of $446 thousand, and office related expenses of $1,158 thousand.

General and administrative expenses for the nine months ended September 30, 2023 increased $14,686 thousand, or 225%, as compared to the nine months ended September 30, 2022, primarily due to $6,461 thousand of increased payroll related expenses mostly attributable to increased headcount related to the Company’s shift from managing marketing, licensing/distribution and merchandising through our licensing agreement with Angel Studios to managing these functions internally as of October 2022. The Company also incurred additional legal, accounting and professional fees of $3,797 thousand, travel related expenses of $702 thousand, and office related expenses of $1,947 thousand.

Income Taxes

Income tax provision for the three months ended September 30, 2023 decreased $2,061 thousand, or 981% as compared to the three months ended September 30, 2022, primarily due to the increase in the Company’s net income before provision for income taxes of $5,953.

Income tax provision for the nine months ended September 30, 2023 increased $745 thousand, or 137% as compared to the nine months ended September 30, 2022, primarily due to the increase in the Company’s net income before provision for income taxes of $5,632 thousand.

The effective tax rate for the three months ended September 30, 2023 decreased 587%, as compared to the three months ended September 30, 2022, primarily due to the impact from the net loss attributable to NCI of $694 thousand.

The effective tax rate for the nine months ended September 30, 2023 decreased 19%, as compared to the nine months ended September 30, 2022, primarily due to the impact from the net loss attributable to NCI of $3,223 thousand.

Liquidity and Capital Resource

Comparison of September 30, 2023 and December 31, 2022

	As of
	September 30,	December 31,
	2023	2022	Change

	(in thousands)
Cash	$95,290	$124,790	$(29,500)
Long-term debt	145,416	145,840	(424)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of September 30, 2023 and December 31, 2022, the Company had cash of $95,290 thousand and $124,790 thousand, respectively. As of September 30, 2023 and December 31, 2022, the Company had long-term debt of $145,416 thousand and $145,840, respectively.

The Company’s primary uses of cash generally relate to film costs. The decrease in cash of $29,500 thousand was primarily attributable to an increase of $39,628 thousand in film costs related to the production of Season 4, a payment of $10,417 thousand related to dividends and the acquisition of property and equipment of $6,677 thousand, partially offset by $20,356 thousand of net income, exclusive of non-cash items of $16,800.

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

Comparison of the Nine Months Ended September 30, 2023 and 2022

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$(17,161)	$(13,826)	$(3,335)
Net cash flows provided by (used in) investing activities	(6,496)	(21,809)	15,313
Net cash flows provided by (used in) financing activities	(5,843)	21,623	(27,466)

Operating activities

Net cash flows used in operating activities was $17,161 thousand and $13,826 thousand for the nine months ended September 30, 2023 and 2022, respectively. The increase of net cash flows used in operating activities of $3,335 thousand was primarily driven by the increase of $12,584 thousand in film costs, a decrease of $4,216 thousand in collections of accounts receivable and an increase of $6,920 thousand in prepaids and other current assets, partially offset by the increase of $20,356 thousand in net income, exclusive of non-cash items and the increased change of $3,565 in accrued expenses and other accrued liabilities.

Investing activities

Net cash flows used in investing activities was $6,496 thousand and $21,809 thousand for the nine months ended September 30, 2023 and 2022, respectively. The decrease of net cash flows used in investing activities of $15,313 thousand was primarily driven by the decrease in acquisition of property and equipment due to the substantial investments in and completion of the film campus in 2022.

Financing activities

Net cash flows used in financing activities of $5,843 thousand for the nine months ended September 30, 2023 primarily included contributions from noncontrolling interest member of $5,023 offset by dividend payments of $10,417 and principal payments on long-term debt of $437 thousand. The financing activities of $21,623 thousand for the nine months ended September 30, 2022 primarily related to contributions from noncontrolling interest member of $6,630 thousand.

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

Film Costs

Costs of producing the Series are amortized, and residual and participation costs are accrued, using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated remaining ultimate revenue per each episodic block. The initial estimate of ultimate revenue includes estimates of revenues through various distribution channels such as international, home entertainment and other distribution platforms and are based on historical experience for past seasons. The Company regularly monitors the performance of each season, and evaluates whether impairment indicators are present (i.e., low ratings), and based upon our review, the Company revises the estimates as needed.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

As disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on April 10, 2023 and October 19, 2023, respectively, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the License Agreement. The Company delivered the Termination Notices due to Angel Studios’ material breach of the License Agreement. Such termination was effective on October 20, 2023. See Note 10 of the Company’s interim condensed consolidated financial statements for additional information concerning the termination of the License Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”**

3.1	Certificate of Incorporation dated November 29, 2022**

3.2	Bylaws of The Chosen, Inc.**

10.1	Exclusive Video-On-Demand and Subscription Video-On-Demand Licensing Agreement by and between The Chosen, LLC and VidAngel, Inc.**

10.2	Writer Work-for-Hire Agreement dated October 29, 2019 by and between the Company and Dallas Jenkins**

10.3	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Ryan Swanson**

10.4	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Tyler Thompson.**

10.5	Consulting and Coordination Agreement dated August 11, 2020 by and between the Company and VidAngel, Inc.**

10.6	Employment Agreement dated July 12, 2020 by and between the Company and Colin McLeod**

10.7	Employment Agreement dated July 15, 2020 by and between the Company and Adam Swerdlow**

10.8	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves**

10.9	Employment Agreement dated August 1, 2020 by and between the Company and Dallas Jenkins**

10.10	Contribution Funding and Production Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc.**

10.11	First Amendment to Contribution Funding and Production Agreement, dated December 19, 2022, by and between The Chosen, Inc. and Come and See Foundation, Inc.**

10.12	Second Amendment to Contribution Funding and Production Agreement, dated October 31, 2023, by and between The Chosen, Inc. and Come and See Foundation, Inc.***

10.13	IP Assignment Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc.**

10.14	License Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc.**

10.15	Short Term Lease Agreement, dated October 1, 2022, by and between the Company and The Salvation Army**

10.16	Location Agreement, dated August 4, 2022, by and between the Company and The Salvation Army**

10.17	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army**

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.INS	XBRL Instance Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
*	Filed herewith.
**	Incorporated by reference to the Registrant’s Form 10 filed on February 2, 2023 and amended on April 3, 2023 and May 23, 2023.

*** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2023.

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHOSEN, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: November 14, 2023