Form 10-K
period 2023-12-31
Chosen, Inc.
filed 2024-04-01
CIK 1733443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-55029

THE CHOSEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3246222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 S 2600 W, Suite 5 Hurricane, Utah, 84737	(435) 767-1338 (Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Series B Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes    ☐    No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates of the registrant was $0.

At March 29, 2024, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,595,015 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

Document Incorporated by Reference

None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K (THIS “ANNUAL REPORT”) MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED IN THE THIS FILING, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH CONSTITUTE FORWARD LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARDLOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I

Item 1.    Business

General

The Chosen, Inc., a Delaware corporation, was originally formed on October 24, 2017 as a Utah limited liability company under the name “The Chosen, LLC.” On November 29, 2022, The Chosen, LLC converted into a Delaware corporation (the “conversion”) and changed its name to The Chosen, Inc. (as converted, the “Company”). The Company has three wholly-owned subsidiaries, The Chosen Texas, LLC, TCI Animation, LLC, and The Chosen House, LLC, and one subsidiary of which the Company owns 100% voting interest and none of the non-voting interest, Impossible Math, LLC, whose activity has been consolidated into the Company with all significant intercompany balances and transactions being eliminated.

The Company develops and produces an episodic television series entitled The Chosen (the “Series”) and other productions and content. The Series is the first-ever multi-season TV series about the life of Christ and those He touched. The Company produces, markets and distributes the Series to a worldwide market through various means and methods as further described below. The Company has released the first four seasons of the Series, consisting of eight episodes each, along with a Christmas special in theaters, and has commenced preparation for the production of the fifth season.

Delaware Conversion

At the effective time of conversion (the “Effective Time”): (a) the 13,900,000 common units (the “Common Units”) of the members of The Chosen, LLC that were outstanding immediately prior to the Effective Time were converted into 6,950,000 shares of Common Stock of the Company, with $0.001 par value per share (the “Common Stock”), on a one-to-one-half basis, designated as Series A Common Stock; and (b) the 11,190,030 Class A Preferred Units that were outstanding immediately prior to the Effective Time were converted into 5,595,015 shares of Series A Preferred Stock of the Company, with $0.001 par value per share (the “Series A Preferred Stock”), on a one-to-one-half basis, designated as Series A Preferred Stock.

Each share of Series A Preferred Stock is entitled to a dividend at the rate of up to 120% of the original issue price of $2.00 (the “Dividend”), and upon payment of the Dividend, such share will automatically convert, without any action on the part of the Company’s stockholders, into a share of the Company’s Series B Common Stock, with $0.001 par value per share, on a one-to-one basis, and shall be entitled to any further distributions pro rata with Series A Common Stock.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common stock is entitled to one vote per share. Except with respect to the number of votes per share, the two classes of Common Stock have the same rights and preferences.

On any matter presented exclusively to the holders of Series A Preferred Stock pursuant to the Company’s Certificate of Incorporation for their action or consideration at any meeting of the Company’s stockholders (or by written consent of stockholders in lieu of a meeting), each holder of outstanding shares of Series A Preferred Stock will be entitled to one vote per share.

A dividend of $2.40 for each outstanding share of Series A Preferred Stock, totaling $13,428,036, was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon payment of the Dividend, each share of Series A Preferred Stock was converted into one share of Series B Common Stock. As of December 31, 2022, 1,254,391 shares of Series A Preferred Stock had been converted into Series B Common Stock. In March 2023, the Company paid the remaining dividend to holders of Series A Preferred Stock $10,417 thousand or $2.40 to all remaining Series A Preferred Stockholders. As such, all Series A Preferred Stock have been converted to Series B Common Stock and as of December 31, 2023, no Series A Preferred Stock is outstanding. As of December 31, 2023, 5,595,015 shares of Series A Preferred Stock had been converted into Series B Common Stock.

CAS Transactions

On November 29, 2022, the Company entered into a series of transactions (the “CAS Transactions”) with the non-profit entity Come and See Foundation, Inc. (“CAS”).

The CAS Transactions are set forth in the Contribution Funding and Production Agreement (as amended by that certain First Amendment to the Contribution Agreement, dated December 19, 2022, by and between the Company and CAS, and the Second Amendment (as defined below), the “Contribution Agreement”), the Intellectual Property Assignment and Limited Assumption Agreement (the “IP Assignment Agreement”) and the License Agreement (the “License Agreement”, and together with the Contribution Agreement and the IP Assignment Agreement, the “CAS Agreements”). Pursuant to the terms of, and as more specifically set forth in, the CAS Agreements, CAS (a) acquired from the Company substantially all of the intellectual property assets (the “Assigned Rights”) comprising the television series, The Chosen, including the first three existing seasons in distribution at such time and all unproduced seasons of episodes, plus derivatives (collectively with the Series, the “Programs”) (the “IP Purchase”); (b) agreed to make a series of financial contributions over time to the Company in the aggregate amount of $150,000,000 (the “Contribution Commitment”) for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital, and including the Company’s and its principals’ agreement to continue developing, producing and delivering the Series, and as consideration for the IP Purchase; and (c) exclusively and irrevocably licensed back to the Company, in perpetuity, all of the commercial rights in and to the Series and the Programs (collectively, the “Licensed Rights”), for development, production, distribution and licensing by the Company. The full amount of the Contribution Commitment has been received by the Company.

As part of the CAS Transactions, CAS retained certain rights in the Series, comprised of: (a) exclusive rights to distribute the Series (in all languages) to non-profit entities and institutions (e.g., non-profit public and private educational institutions, ministries, churches, religious organizations and NGOs, government-religion organizations and public/private partnerships, educational institutions and schools affiliated with religious or ministerial organizations); (b) exclusive rights to solicit charitable donations in connection with such non-profit sector distribution of, and in support of the further distribution of, the Series; (c) certain royalty rights to the Series and the right to receive a special payment if certain defined liquidity events occur (if at all); (d) non-exclusive rights to stream the Series on CAS’ non-profit Video-on-Demand (“VOD”) app (the “The Chosen App”) and other related non-profit VOD media; and (e) certain approval and other administrative rights respecting the production and distribution of the Series (the “CAS Reserved Rights”), in each case, as more specifically set forth in the License Agreement.

In the CAS Transactions, a portion of the funds contributed by CAS equal to $4.5 million (the “Purchase Price”) represents the amount for the IP Purchase. A portion of the initial funding remitted to the Company was used to pay the Dividend.

Pursuant to the terms of, and as more specifically set forth in, the CAS Transactions: (a) the Company will receive 90% of the donation net proceeds received by CAS (in furtherance of CAS’s tax-exempt activities) through The Chosen App (“Contribution Revenue”); and (b) CAS will receive a defined royalty participation (the “Royalty”) in certain revenue generated by the Company’s exhibition and distribution of the Programs, which Royalty will be equal to 5% of such defined revenue and which Royalty will be payable to CAS on a calendar quarterly basis for the initial two years following the initial commercial release or broadcast of each Program and on a calendar semi-annual basis thereafter for so long as such Royalty is payable to CAS.

The Contribution Agreement (which was subsequently amended pursuant to the Second Amendment as noted below) originally provided that the funds contributed would have accrued interest only after seven years from the closing of the CAS Transactions and would have been be repayable to CAS, less (i) the Purchase Price and (ii) all amounts of the Royalty previously paid to CAS, only on the occurrence of certain defined liquidity events, which include an acquisition, merger, sale of all or substantially all assets, bankruptcy, insolvency and/or any incurrence of debt or equity financing in the amount of $98.5 million or more (but excluding the CAS Transactions).

As part of the CAS Transactions, the Company holds a security interest in the Licensed Rights. CAS holds a security interest in the Licensed Rights to secure CAS’ rights and entitlements pursuant to the Contribution Agreement.

On October 31, 2023, the Company entered into the Second Amendment to the Contribution Agreement with CAS, (the “Second Amendment”), which further amended certain terms of (i) the Contribution Agreement and (ii) the License Agreement, and any agreements delivered in connection therewith.

The Second Amendment, among other things, sets forth (1) certain payment terms as agreed between the Company and CAS, including, but not limited to, the interest on, and repayment obligations with respect to, the amounts funded by CAS to the Company pursuant to the Contribution and Production Funding Agreement, (2) the payment terms for CAS’ non-profit rights in the Series, (3) cooperative terms with respect to certain tax matters, (4) a discontinuation of the right of CAS to receive a royalty from the Company with respect to certain commercial revenue generated by the Series, (5) a modification of certain defined liquidity events that would require a payment from the Company to CAS and (6) procedures to clarify the obligations of either party owed to the other on a go-forward basis with respect to producing, delivering and financing the Series.

The Company expects to begin principal photography on the fifth season of the Series in April 2024, which will require a significant amount of capital.  While the Second Amendment modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company.  As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.  However, The Company is currently in discussions with CAS with respect to potential modifications and amendments to the current terms of the CAS Transactions. Such potential amendments or agreements would, among other things, provide the Company with funding for the fifth, sixth and seventh seasons of the Series and other related programs and reduce the indebtedness held by the Company. While the Company cannot be certain of the outcome of the ongoing discussions with CAS, the Company expects to enter into new agreements with CAS in sufficient time to allow for the continued production of the fifth, sixth, and seventh seasons.

Business Overview

The Series

The Series is based on the story concepts and ideas of Dallas Jenkins and on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life, as the stories of his many miracles were exposed primarily through the word of those who witnessed them. Over the course of multiple seasons, the viewer meets Jesus, his followers, the Romans occupying Jewish territory and the religious leaders who resisted him. Season 1 begins with the gathering of Jesus’ followers and follows the progression of the disciples from their calling to their preparation for Jesus’ ministry. The remaining seasons cover portions of Jesus’s ministry including many of his miracles, concluding ultimately with his death and resurrection. The Company has produced a total of four seasons thus far and plans to produce another three seasons, at the rate of about one season per year, with the final season planned to be released sometime in 2027. While most viewers consume the content through popular streaming services (including the proprietary CAS Chosen App), the Company also, from time to time, will release episodes in limited theatrical releases. For example, the Company released Season 3 as two separate limited theatrical releases (episodes 1 and 2 as a first release and episodes 7 and 8 as a second release). Combined, the two releases generated over $20 million in gross box office receipts. Beginning in February 2024, the Company released the entire 4th Season in three separate theatrical releases, generating over $30 million in gross box office receipts to date. In addition to the main series, the Company, from time to time, produces additional film content related to the Series. In December 2021, The Company theatrically released a Christmas Special titled: “Christmas with the Chosen: The Messengers” generating over $13 million in gross box office receipts in a limited theatrical release. In December of 2023, the Company theatrically released a second Christmas Special titled: “Christmas with the Chosen: Holy Night” with a much shorter release window generating over $5 million in gross box office receipts. Additionally, the Company has produced two documentaries titled “Unfiltered: Gen Z reacts to the Chosen” and “Jonathan and Jesus” the latter of which has been licensed to Amazon for exhibition on their streaming platform.

Production

During 2018 and 2019, the Company’s The Chosen marketing campaign became the most crowdfunded TV project of all time as of the end of 2019, raising just over $11,000,000. Pursuant to those offerings, the Company received net proceeds of $10,049,559. The funds were used to cover offering expenses and the completion of production of Seasons 1 and 2 which were released by November 2019 and July 2021, respectively. With the release of the first and second seasons of the Series, the Company began to generate revenue. In addition to the production costs for the first four seasons, the Company incurred significant marketing costs related to the various releases. The marketing of the first four seasons consisted of social media posts and promotions, including, but not limited to Facebook, Instagram, and YouTube, along with periodically producing and releasing supplemental original content such as the 2021 Christmas special or the documentary “Unfiltered: Gen Z Reacts to the Chosen” as well as email campaigns and interviews with various media outlets.

The Company has already produced four seasons, and plans to use the Contribution Commitment from CAS as well as revenues derived from the exploitation of the Series to produce future seasons. As of the issuance of this report, the Company has been focused on the release of Season 4 and the development of Season 5.

In 2021, the Company began construction of a film set and film campus in Midlothian, Texas, which serves as the primary filming location for the Series. The film set includes a re-creation of the first century village of Capernaum, where Jesus ministered. The film campus contains a state-of-the-art sound stage and accompanying buildings for cast and crew. Both projects were substantially completed by the end of 2022 and will ensure The Chosen has uninterrupted access to filming facilities throughout the Series reducing production timelines and budgets. In late 2023, the Company began construction of a second stage on the same property in order to build additional sound stage capacity and reduce the need to film in other locations. The second soundstage was completed in March 2024 and is available for use for Season 5 filming.

Distribution and Marketing

The Series is distributed via limited engagement theatrical premiere events, mobile streaming apps, online video streaming services, home video and other home entertainment media worldwide. The Company’s prior exclusive license agreement with Angel Studios, Inc. (“Angel” or “Angel Studios”) has been superseded and replaced by a non-exclusive license agreement pursuant to which the Company has granted Angel a non-exclusive license to exploit the Series on Angel’s video-on-demand streaming app in exchange for a defined share of Angel’s revenues from such exploitation. On April 4, 2023, the Company delivered to Angel Studios, Inc. (“Angel Studios”) a Notice of Termination (the “First Notice of Termination”) of the Content License Agreement, dated October 18, 2022, between Angel Studios and the Company due to Angel Studios’ previously noticed and uncured material breach, which the Company elected initially to hold in abeyance pending arbitration of such termination. Pursuant to the Content License Agreement, the Company grants Angel Studios a limited, non-exclusive license to, among other things, distribute the Series. On October 15, 2023, the Company delivered to Angel Studios a second Notice of Termination (the “Second Notice of Termination”) of the Content License Agreement for material breach of contract for Angel Studios’ continued breach of the Content License Agreement due to, among other things, its impermissible use of the Company’s trademarks and copyrights, with such termination of the License Agreement to be effective on October 20, 2023. The Company and Angel Studios are currently engaged in binding arbitration to resolve the dispute.

On May 4, 2023, the Company executed that certain License Agreement with Lionsgate Entertainment Company (“Lionsgate”) pursuant to which Lionsgate became the worldwide distribution partner for the Series. The Come and See Foundation retains and manages licensing rights for all activities within the non-profit sector pursuant to the CAS Agreements as described above, including via The Chosen App to the fans and audience of the Series.

The Company expects to negotiate additional licensing and distribution deals with partners both in the domestic United States (“U.S.”) market and internationally not only for the purpose of generating additional revenues but also to broaden the reach of the franchise to unreached audiences.

The Company’s Products and Services

The Company’s principal products and services include the creation of audio-visual and other content, including without limitation the Series, which the Company licenses for distribution and exploitation via (1) digital media which is streamed via VOD and Subscription Video-on-Demand (“SVOD”), (2) further licensing and distribution arrangements for the Series and other content, which are negotiated on a current and ongoing basis by the Company, (3) physical media sales of Blu-Ray discs, DVD’s, books, and related printed materials to end users, (4) physical book sales, including devotional books, children’s books, and study guides, of which the maintenance and distribution of the inventory products is managed by the Company’s publishers and licensees which and with respect to which Company is entitled to receive revenue participations, and (5) merchandise sales, consisting mainly of The Chosen branded and themed apparel and household goods such as tee-shirts, sweatshirts, and coffee mugs, among other things. The Company generates revenue directly from the sale of merchandise to end consumers through sales made on www.TheChosenGifts.com and also sells merchandise on a wholesale basis to various customers and licensees.

Competition

The market for television series, streaming content, motion picture and home entertainment is intensely competitive and subject to rapid change. The Company faces competition from other content producers, streaming platforms, service providers and channels, independent distribution companies, major motion picture studios and broadcast and internet outlets in vying for an audience to view and engage with the Series and related content that the Company has and will continue to produce and exploit.

The Company also faces competition from alternative forms of leisure entertainment, including video games, the internet and other computer-related activities. Consumers can choose from a large supply of competing entertainment content from other suppliers. The success of the Series and the Company’s other content depends upon audience acceptance of the Series in relation to consumer tastes and cultural trends as well as the other titles released into the marketplace at or around the same time. Many, if not all, of these competitors are larger than the Company.

Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which can be supported by additional placement fees or previous sales success. Programming is available online, delivered to smartphones, tablets, laptops, personal computers, or direct to the consumers’ TV through multiple internet-ready devices, cable or satellite VOD and other subscription-based digital channels.

The Company’s ability to continue to successfully compete in these markets is largely dependent upon the Company’s ability to sustain the development and production of appealing content such as the Series, and to anticipate and respond to various competitive factors affecting the industry, including new or changing program formats, changes in consumer preferences, regional and local economic conditions and competitors’ promotional activities.

As the industry continues to evolve, the Company will continue to face strong competition in every aspect of its business. The Company competes against much larger companies that have resources and brand recognition that pose significant competitive challenges, although the Series is distinct in many aspects. The Company’s success depends on its ability to differentiate how it identifies, funds, and distributes the Series and other original content.

Governmental or Regulatory Approval and Compliance

The Company is not subject to any industry specific governmental or regulatory approval or compliance. However, we are currently subject to numerous federal and state privacy laws and regulations in the U.S., including state data breach notification laws, state privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of personal information that could apply to our operations. In addition, we are subject the CCPA as recently enacted in California, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. Furthermore, we may be subject to the General Data Protection Regulation (GDPR) for any collection of personal data from data subjects as defined under such data protection laws. We endeavor to comply with our published policies, documentation, and procedures to ensure our compliance with current laws, rules and regulations.

Intellectual Property

We have, or have applied for, U.S. and/or foreign trademark protection for our trademarks, including THE CHOSEN®, BINGE JESUS®, COME AND SEE® and GET USED TO DIFFERENT®. As of December 31, 2023, we had 38 pending or approved U.S. and foreign trademark applications. As part of the CAS Agreements, the Company assigned all rights in and to The Chosen registered trademarks and copyrights to CAS pursuant to the IP Assignment Agreement. Also as part of the CAS Agreements, and specifically, pursuant to the License Agreement, CAS has, in turn, granted the Company the exclusive and irrevocable, worldwide license (the “License”) to all rights of every kind and nature whatsoever in and to The Chosen, including all The Chosen registered trademarks and all copyrights in and to or relating to the Series including, without limitation, all commercial distribution, exhibition, exploitation, broadcast, performance, and transmission rights with respect to the Series in any and all media, whether now known or hereafter devised. The License to the Company is subject to the CAS Reserved Rights.

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success. We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. Our ability to provide our customers with content they can license, distribute or watch depends on studios, content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

Management Teams

Dallas Jenkins and Derral Eves serve as our Chief Creative Officer and Chief Strategic Officer, respectively, and they also serve as members of our board of directors. Mr. Jenkins and Mr. Eves provide overall creative and strategic direction to the Company.

Brad Pelo serves as our President and Executive Producer and oversees all operational aspects of our business.

JD Larsen serves as our CFO and principal financial and accounting officer.

Two additional executive officers oversee specific areas of our business including Kyle Young, EVP of Distribution and International and David Stidham, VP of Business Affairs & General Counsel.

Employees

As of December 31, 2023, the Company had 61 full-time employees and no part-time employees. We believe we maintain a good working relationship with our employees, and we have not experienced any labor disputes.

Available Information

The address of our principal executive offices is 4 South 2600 West, Suite 5, Hurricane, UT 84737 and our telephone number at that location is 435-767-1338. Our website is new.thechosen.tv.

Available Information and Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, information statements, and other information typical of reporting companies. Our SEC filings are and will continue to be available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

Our website address is new.thechosen.tv. Information contained on the website does not constitute part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference. Electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports are available through a link to the SEC’s website.

Item 1A.    Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. In determining whether to purchase our securities, an investor should carefully consider all of the material risks described below, together with the other information contained in this report. An investor should only purchase our securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to the Company’s Business and Industry

History of Operations — The Company has limited operating history upon which an Investor can base an investment decision.

The Company is an early-stage television and film development and production company in which investors may lose their entire investment. The Company was formed on October 24, 2017 for a single purpose, to develop and produce a television series entitled The Chosen. The Company has produced four seasons of the Series and due to its limited operating history, the Company is unable to provide investors with significant data upon which an evaluation can be made of the Company’s prospects and an investment in its securities.

The Company cannot be certain that its business plan or the remainder of the Series will develop or that production and distribution of the Series will be successful. As an early-stage company, the Company will be particularly susceptible to the risks and uncertainties described in these risk factors and will be more likely to incur expenses associated with addressing them.

The Company cannot assure investors that it will be able to achieve any of its objectives, generate sufficient revenues to achieve or sustain profitability or compete successfully in the television and film production industry.

Actual Operating Results May Differ from Estimates — The Company’s actual operating results may differ from its initial estimates.

The Company’s operating results depend on production costs, public tastes, and promotion success. The Company expects to continue to generate its revenues from the distribution and exploitation of the Series and the rights therein. The ability of the Company to continue generating revenues depends on the continued successful distribution of Seasons 1, 2, 3, and 4, upon the timing and the level of market acceptance of Season 4, as well as upon the ultimate cost to produce, distribute and promote it. The revenues derived from the continued distribution of the Series depend primarily on its acceptance by the distributors and then by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production costs incurred. The commercial success of the Series also depends upon terms and condition of its distribution, promotion and marketing and certain other factors. Accordingly, the Company’s revenues are, and will continue to be, difficult to forecast.

Revenues — There is no guarantee revenues will remain consistent over time.

It is likely that revenues generated from the Series will not remain consistent over time. Even if the Company is successful in creating, distributing, and marketing the Series, revenues from previous seasons will likely decrease over time as subsequent seasons of the Series are released. Further, once production, distribution and marketing of the entire Series is complete, revenues from the Series are likely to decrease over time.

Fluctuations in Operations — The Company’s operating results may fluctuate significantly.

The Company expects that its future operating results will fluctuate significantly as a result of, among other factors:

●	The timing of domestic and international releases of the Series;
●	The success of the Series;

●	The release of competitors’ television series and film productions into the market at or near the same time the Seasons of the Series are released;
●	The costs to distribute and promote the Series;
●	The success of attracting influential distributors and the success of such distributors in marketing and exploiting the Series;
●	The timing of receipt of proceeds generated by the Series by distributors;
●	The timing and magnitude of operating expenses and capital expenditures;
●	The level of production costs in excess of budgeted maximum amounts;
●	The demand for, and costs of manufacturing of, merchandise related to the Series; and
●	General economic conditions, including continued slowdown in advertiser spending.

As a result, the Company believes that its results of operations may fluctuate significantly, and it is possible that the Company’s operating results could be below the expectations of investors.

Dependence on External Factors — The Company’s success depends on external factors in the television and film production industry.

Operating in the television and film production industry involves a substantial degree of risk. Each production is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a production also depends upon the quality and acceptance of other competing productions released into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. The Company’s success will depend on the experience and judgment of its management in producing the Series. There can be no assurance that future seasons of the Series will reach the marketplace or that they will obtain favorable audience reactions or reviews.

Diversification — The Company’s success depends entirely on one television series.

The most common way to diversify risk in the television and film production industry is by producing groups of productions, as done by major production companies. This diversification reduces the impact of a single production’s commercial success or failure on a company’s overall financial health. While the Company is primarily focused on producing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. The Company’s long-term success will depend on its ability to diversify content beyond the original Series. There can be no assurance that the Company’s new content will reach the marketplace or that it will obtain favorable audience reactions or reviews.

Budget Overruns — Budget overruns may adversely affect the Company’s business.

Actual production costs may exceed their budget, sometimes significantly. Risks, such as labor disputes, death or disability of star performers, rapid high technology changes relating to special effects, or other aspects of production, such as shortages of necessary equipment, damage to or loss of digital assets, master files and recordings, or adverse weather conditions, may cause cost overruns and delay or frustrate completion of a production season. If a season of the Series incurs substantial budget overruns, the Company may have to seek additional financing from outside sources to complete production of that season or a subsequent season. No assurance can be given as to the availability of such financing on terms acceptable to the Company. In addition, if a production season incurs substantial budget overruns, there can be no assurance that such costs will be recouped, which could have a significant adverse impact on the Company’s business, results of operations or financial results.

Capital – Our business requires a substantial investment of capital, and we may have limited working capital and limited access to financing.

The production and distribution of programming require a significant amount of capital. Our cash requirements, at times, may exceed the level of cash generated by operations. Accordingly, we may have limited working capital. Capital available for these purposes will be reduced to the extent that we are required to use funds otherwise budgeted for capital investment to fund our operations. Curtailed content investment over a sustained period could have a material adverse effect on future operating results and cash flows. Further, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our television programs or motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our operating cash flow and from other financing sources. We cannot assure you that we will not be subject to substantial financial risks relating to the production, completion and release of new television programs and motion pictures. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks.

Our ability to obtain adequate additional financing on satisfactory terms may be limited. With respect to equity financing, our ability to sell our equity securities depends on general market conditions, including the demand for our common stock. We may be unable to raise capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution. If adequate financing is not available at all or is unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Production Facilities – Our business relies on suitable and available production facilities

The film production industry is heavily reliant on highly specialized production sets and filming facilities. The Company has invested a substantial amount of capital in a film set and film campus in Midlothian, Texas in order to ensure access to and availability of adequate production facilities. Both the set and film campus are built on land owned by the Salvation Army, which has allowed the Company to use the property for filming, production, and operational purposes. The Company has an executed five-year lease for the film campus, which expires in October 2026 (with four automatic 10 year renewal terms upon expiration). On March 1, 2024, the Company executed an amendment to its existing lease with the Salvation Army to include the Capernaum Village film set, which was previously covered under a separate temporary film use agreement. By covering both the film set and film campus under a single lease with automatic ten-year renewals, the Company has a higher level of assurance that the facilities will be available for future seasons. In the event that the lease is not renewed, the Company may incur substantial costs to relocate to an alternative facility and such relocation may delay filming of future seasons, which would adversely affect the Company’s revenues.

Production and Distribution – We face risks, such as unforeseen costs and potential liability in connection with content we produce and distribute.

As the producer and distributor of the Series, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we produce and distribute. We also may face potential liability for content used in promoting our content, including marketing materials. We also take on risks associated with production, such as completion and key talent risk, which risks have been heightened during the COVID-19 pandemic. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of the Series. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise.

Additional Distributors — There can be no assurance that the Company will attract any distributors in addition to CAS and Lionsgate for the Series.

There can be no assurance that any distributors in addition to Lionsgate and CAS will contract with the Company to distribute the Series either based on the Series itself or on other considerations such as the materials already being distributed by such distributor.

Further, decisions regarding the timing of release and promotional support of episodic series and streaming content are important in determining the success of the episodic series and streaming content. Although any distributor the Company uses may have a financial interest in the success of the Series, any decision by its distributors not to distribute or promote the Series or to promote a competitor’s productions to a greater extent than it promotes the Company’s, could have a material adverse effect on the Company’s business, results of operations or financial condition.

Competition — There can be no assurance that the Company will be able to compete in the television production industry and its lack of diversification may make it vulnerable to oversupply in the market.

There are numerous other production companies that develop and produce television series. The Company’s lack of diversification may make it vulnerable to oversupply in the market. Most of the major U.S production studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide means of distributing their products. The number of productions released by the Company’s competitors, particularly the major U.S. production studios, in any given period may create an oversupply of product in the market and may make it more difficult for the Company to succeed.

Reliance on Personnel — The Company depends heavily on creative and production personnel to produce the Series.

The production of the Series requires many highly skilled creative and production personnel, including cinematographers, editors, costume designers, set designers, sound technicians, lighting technicians and actors. Although the Company expects to find high quality candidates to fill these positions, there can be no assurance the Company will find the necessary personnel to complete production or that such personnel will cooperate and participate through completion of production. We are particularly dependent on the efforts of Dallas Jenkins, who is the Writer, Director and Producer of the Series. Mr. Jenkins has an employment agreement which expires on December 31, 2026. A loss of Mr. Jenkins’ services could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our financial outlook. Finding or replacing key personnel could delay production or reduce the quality of the Series, which may impair the Company’s revenue.

To accomplish our objectives, we require a strong management team with expertise in the film industry. Although we have entered into employment agreements with certain of our executive officers, each of them is employed “at will” and may terminate his employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. We may not be able to attract and retain these personnel on acceptable terms given the competition for personnel with similar qualifications. The loss of the services of any of our executive officers could impede the continued production of the Series.

Reliance on Charitable Donations — A reduction in the growth or amount of charitable giving due to deteriorating general economic conditions, a recession, changes in tax rules applicable to charitable contribution deductions, or otherwise could adversely affect our operating results and financial condition.

The Company expects to begin principal photography on the fifth season of the Series in April 2024, which will require a significant amount of capital. The Company is currently in discussions with CAS with respect to potential modifications and amendments to the current terms of the CAS Transactions. Such potential amendments or agreements would, among other things, provide the Company with funding for the fifth, sixth and seventh seasons of the Series and other related programs and reduce the indebtedness held by the Company. While the Company cannot be 100 percent certain of the outcome of the ongoing discussions with CAS, the Company expects to enter into new agreements with CAS in sufficient time to allow for the continued production of the fifth, sixth, and seventh seasons.

If the Company is unable to negotiate a new agreement with CAS for the funding future seasons, the production and distribution of future seasons may be delayed, impacting the Company’s ability to continue to generate revenue from the series. Additionally, even if a new agreement is reached, if charitable giving, including online giving, does not continue to grow or declines, it could limit our ability to continue the production and marketing of the Series, which could adversely affect our operating results and financial condition.

In addition, changes in federal and state regulatory and fiscal policies aimed at incentivizing charitable giving may also negatively affect potential donors’ ability or desire to donate to the Series. A reduction in the growth of, or a decline in, charitable giving, whether due to deteriorating general economic conditions, the impact of future changes in tax rules applicable to charitable contribution deductions, or otherwise, could negatively impact the volume and size of the donations we receive and thereby adversely affect our operating results and financial condition.

Indebtedness – The Company has a significant amount of debt, which could adversely affect its business.

As of December 31, 2023, the Company had approximately $145,500 thousand of outstanding indebtedness on a consolidated basis. Approximately $145,500 thousand of such indebtedness is owed to CAS in connection with the CAS Transactions. Since this constitutes a high level of debt for the Company, a substantial portion of cash flow from operations are used to make payments on this debt. This level of indebtedness and related security could result in other consequences to the Company and its investors, including:

●	making it more difficult to satisfy debt service and other obligations;
●	increasing vulnerability to general adverse economic and industry conditions;
●	reducing the availability of cash flow to fund other corporate purposes and grow the business;
●	limiting flexibility in planning for, or reacting to, changes in the Company’s business and the industry; and
●	limiting the Company’s ability to borrow additional funds as needed.

The Company is currently in discussions with CAS with respect to potential modifications and amendments to the current terms of the CAS Transactions. Such potential amendments or agreements would, among other things, provide the Company with funding for the fifth, sixth and seventh seasons of the Series and other related programs and reduce the indebtedness held by the Company.

If the Company is unsuccessful in its negations with CAS, and to the extent the Company becomes more leveraged, the risks described above could increase. Additionally, in such an event, its actual cash requirements in the future may be greater than expected. Accordingly, Company cash flows may be insufficient to repay at maturity all of the outstanding debt as it becomes due and, in such any event, the Company may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance its debt as it becomes due.

If the Company’s mitigation strategies are unsuccessful and the Company is unable to pay amounts due and payable under the agreements governing its indebtedness, CAS, the Company’s lender, could proceed against the collateral granted to them to secure that indebtedness. The Company may then not be able to agree with CAS on the terms of any waivers or modifications to the terms of our existing indebtedness.

Union Activity — We could be adversely affected by strikes or other union job actions.

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television content. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television content could delay or halt our ongoing production activities, or could cause a delay or interruption in our release of new motion pictures and television content. A strike may result in increased costs and decreased revenue, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Video Piracy — Piracy of video content may harm our business.

Video content piracy is extensive in many parts of the world, and is made easier by technological advances and the conversion of video content into digital formats. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of video content on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of our video content could have an adverse effect on our business, by reducing the revenues we receive from the distribution of our content.

Artificial Intelligence — We could be adversely affected by artificial intelligence.

Increased adoption of artificial intelligence and government regulation could create additional costs. Failure to keep up with the potential increased use of AI by competitors could have adverse effects on our competitiveness in the markets that we operate, and heightened government scrutiny and regulation surrounding AI, including generative AI, could lead to increased or added compliance and regulatory costs.

Pandemic – A resurgence of COVID-19 or a new pandemic could materially and adversely impact or disrupt our ability to produce the Series.

The COVID-19 pandemic had significant negative short-term economic impacts. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain. In connection with the pandemic, the Screen Actors Guild set strict guidelines that we implemented. These protective measures and had a significant impact on the cost of producing the Series and increased the amount of time needed to produce Season 3.

New restrictions due to a resurgence of COVID-19 or a similar pandemic, including social distancing guidelines, could restrict our ability to produce the Series in the future. Additionally, should such a resurgence or new pandemic occur, it could result in an extended world-wide economic downturn, the demand for our product may be reduced, which may adversely affect our business.

Supply Chain Disruptions — Changes in relationships with the Company’s vendor base and supply chain disruptions may adversely affect its business operations.

The Company generates revenue directly from the sale of merchandise to end consumers through sales made on www.TheChosenGifts.com and also sells merchandise on a wholesale basis to various customers and licensees. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. Recent supply chain disruptions, including labor availability, raw material shortages, and rising costs have placed constraints which may increase the Company’s costs of manufacturing merchandise and decrease product availability, which could negatively impact sales and profitability. To date, the Company has experienced only minor supply chain disruptions resulting in temporary delays in a limited number of products that have not materially impacted the overall financial results. However, in future, changes in relationships with the Company’s vendor base and supply chain disruptions may adversely affect its business operations.

Antitakeover Provisions — Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents in their current form may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because, among other things:

●	The Board is authorized to issue capital stock;
●	Members of the Board may be removed at any time only, with or without cause, by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares then entitled to vote at an election of directors, voting together as a single class; and
●	No cumulative voting.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board has approved the transaction. The Board could rely on Delaware law to prevent or delay an acquisition of us.

Technological Advances — Technological advances may reduce demand for television series.

The entertainment industry in general continues to undergo significant changes, primarily due to technological developments. Because of this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of an episodic television series.

Limited Protection of Intellectual Property and Proprietary Rights — The Company’s success depends on protecting its intellectual property.

The Company’s success will depend, in part, on its ability to protect its exclusive commercial rights in the Series. The Company has secured its intellectual property rights with respect to the Series pursuant to the CAS Agreements and other agreements. The Company will rely primarily on a combination of copyright laws and other methods to protect its respective rights in the Series. However, there can be no assurance that such measures will protect the Company’s proprietary information, or that its competitors will not develop screenplays for feature films and/or television series otherwise similar to the Company’s, or that the Company will be able to prevent competitors from developing a similar television series for production. The Company believes that its exclusive commercial rights will not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to the Series. Such assertion may require the Company to incur substantial legal fees and costs in order to protect its rights, or possibly enter into arrangements on terms unfavorable to it in order to settle such claims. To the extent that the Company fails to adequately protect its intellectual property rights in the Series, or if the financial burden of enforcing its rights becomes too cost-prohibitive, the Company may be unable to continue to implement its business strategy, which would have a material adverse effect on the Company’s business, prospects, financial condition, and results of operations.

Cybersecurity – Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the internet in general, could hinder our ability to produce and distribute the Series.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.

Conflicts of Interest — The Company’s directors and officers may have conflicts of interest in conducting their duties.

It is common in the television and film production industry to produce television series through single purpose companies. However, this strategy creates numerous inherent conflicts of interest. For instance, the Company’s management team may be contracting with distributors, cast members and others that they have had arrangements with in the past and will likely have arrangements within the future that are unrelated to the business of the Company. Further, our directors and officers are involved in other businesses, including other television and film production businesses. Our Certificate of Incorporation permits our directors and officers to have outside business activities, including those that compete with our business. We believe our directors and officers have the capacity to discharge their responsibilities to our Company notwithstanding participation in other projects.

In addition, The Chosen Productions, LLC has significant influence over us and may have conflicts of interest with us or the holders of our securities. The Chosen Productions, LLC currently owns approximately 55% of our outstanding securities and has the ability to exercise significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our securities. The interests of The Chosen Productions, LLC may not coincide with our interests or the interests of other holders of our common stock.

Derral Eves, our Chief Strategy Officer, is the managing member of The Chosen Productions, LLC. Mr. Eves has fiduciary duties to us and in addition has duties to The Chosen Productions, LLC. In addition to Mr. Eves, Dallas Jenkins, our Chief Creative Officer, is also a member of The Chosen Productions, LLC. As a result, there may be real or apparent conflicts of interest with respect to matters affecting both us and The Chosen Productions, LLC, whose interests, in some circumstances, may be adverse to the interests of our shareholders. See “Item 7. — Certain Relationships and Related Transactions, and Director Independence” for more information.

Corporate Governance — Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures. Until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds necessary to expand our operations.

In order to minimize any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted a conflict of interest policy to address specifically some of the conflicts relating to our activities. Other than this policy, however, we have not adopted and may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. Although under our conflict of interest policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers, or employees have an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise. In addition, the transactions and agreements we entered into prior to the conversion of the Company into a Delaware corporation have not been approved by any independent or disinterested persons.

Financing — We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. Any disruption in the capital markets could make it more difficult and expensive for us to raise additional capital or refinance our existing indebtedness. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Smaller Reporting Company — We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our securities less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our securities less attractive or our Company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards.

Public Company Requirements — The requirements of being a reporting public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a reporting public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a “smaller reporting company,” we receive certain reporting exemptions under the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and increase time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, in many cases due to their lack of specificity, and their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us and our business may be adversely affected.

As a public company under these rules and regulations, we expect that it may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified directors and officers.

Not Listed on a Securities Exchange—There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Prospective and current stockholders therefore have no access to information about prior market history on which to base their investment decision. An active trading market for our securities may never develop or, if developed, it may not be sustained. Our shareholders may be unable to sell their securities unless a market is established and sustained.

Shareholder Approval — Our controlling shareholder owns all of our Series A Common Stock, which represent approximately 55% of the voting power of the Company’s issued share capital, and as a result controls all matters requiring shareholder approval.

The Chosen Productions, LLC, our controlling shareholder, controls the Company through the ownership of all of our Series A Common Stock and, therefore, approximately 55% of the Company’s outstanding common stock. In addition, our Series A Common Stock are entitled to 10 votes per share and our Series B Common Stock are entitled to one vote per share, resulting in The Chosen Productions, LLC controlling 92.5% of our voting power. As a result, our controlling shareholder will control the outcome of all decisions at the Company’s shareholder meetings, and will be able to elect a majority of the members of our board of directors. The Chosen Productions, LLC is able to direct our actions in areas such as business strategy, financing, distributions, acquisitions and dispositions of assets or businesses. For example, our controlling shareholder may cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of Series B Common Stock, or inhibit change of control transactions that may benefit other shareholders. The decisions of our controlling shareholder on these matters may be contrary to your expectations or preferences, and they may take actions that could be contrary to your interests. So long as our controlling shareholder beneficially owns a sufficient number of our Series A Common Stock, even if they beneficially own significantly less than 50% of our outstanding share capital, they will be able to effectively control our decisions.

Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data could subjects us to costly fines, penalties, and legal claims.

We collect and store personally identifiable information about patrons, including names, addresses, and account numbers, and we maintain a database of patron data. We also rely on our third-party processor and certain other technology partners to process and store patron data. As a result, we, as well as our third-party processor, and certain of our other technology providers, are required to comply with various foreign, federal, and state privacy statutes and regulations. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank, and termination of our agreements with our customers, each of which could have a material adverse effect on our business, financial condition, operations, or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation, or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties, or sanctions, and damage to our reputation, which could adversely impact our financial results.

Material Weakness - In prior periods we identified certain material weaknesses in our internal controls over financial reporting. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

While our internal controls over financial reporting are currently effective, we identified material weaknesses in our financial reporting in prior periods resulting from (i) an inability to segregate incompatible duties due to having a small finance group, and (ii) the failure to conduct an analysis relating to the consolidation of an acquired entity. In connection with these prior material weaknesses we implemented remediation measures including the hiring of a Chief Financial Officer, Controller and accounting consultants, and the training of accounting personnel, as well as hiring additional personnel with experience in the ongoing identification, design and implementation of internal control over financial reporting.

Notwithstanding our attempt to remediate prior material weaknesses, if we identify new material weaknesses in our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and we may not be able to prevent fraud. As a result of such failures, we could also become subject to investigations by the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process and have been embedded in our operating procedures, internal controls, and information systems. On a regular basis, we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify and manage material risks. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third party risks. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we:

●	Conduct periodic vulnerability assessments and mitigate vulnerabilities for our systems and processes that include sensitive data;

●	Conduct regular security awareness trainings and phishing simulation attacks;
●	Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
●	Perform periodic gap analyses to review our cybersecurity controls for gaps and implement the closure actions.

Our incident response plan coordinates the activities that we and our third-party cybersecurity providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

To date, we have not experienced any cybersecurity incidents that have had a material impact on our service, systems, business, financial condition, or results of operations. Any significant disruption to our service or access to our systems could adversely affect our business, results of operation and reputation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. See “Risk Factors – Cybersecurity – Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including corporation information, or theft of intellectual property, including digital content assets, which could adversely impact our business.”  Management has implemented risk management structures, policies, and procedures, and manages our risk exposure on a day-to-day basis. We have a cybersecurity organization within our operations department that focuses on current and emerging cybersecurity matters and leverages cybersecurity consultants and third-party cybersecurity firms.

Item 2.    Properties

We a have a lease agreement for our office space at 1525 Pine Street, Suite 106, Redding, California 96001. Impossible Math also has a lease agreement for the film campus land in Midlothian, Texas. We have also built a film set, Capernaum, and film campus in Midlothian, Texas. Both the film set and film campus are built on land owned by the Salvation Army, which has allowed the Company to use the property for filming, production, and operational purposes. The Company has a five-year lease for the film campus, which expires in October 2026 (with four automatic 10 year renewal terms upon expiration). On March 1, 2024, the Company executed an amendment to its existing lease with the Salvation Army to include the Capernaum Village film set, which was previously covered under a separate temporary film use agreement. By covering both the film set and film campus under a single lease with automatic ten-year renewals, the Company has a higher level of assurance that the facilities will be available for future seasons. We believe that our facilities are adequate for our current operations.

Item 3.    Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Other than as set forth below, we are currently not a party to any material legal proceeding.

As disclosed in the Company’s Form 10-Q filed with the SEC on November 14, 2023 and the Company’s Current Reports on Form 8-K filed with the SEC on April 10, 2023 and October 19, 2023, respectively, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the License Agreement. The Company delivered the Termination Notices due to Angel Studios’ material breach of the License Agreement. Such termination was effective on October 20, 2023. See Note 2 of the Company’s consolidated financial statements for additional information concerning the termination of the License Agreement. The Company is currently engaged in binding arbitration with Angel Studios to resolve the dispute.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Series B Common Stock.

Holders

As of March 29, 2024, there were (i) 5,595,015 shares of Series B Common Stock issued and outstanding, which were held by approximately 16,000 stockholders of record and (ii) 6,950,000 shares of Series A Common Stock issued and outstanding, which were held in entirety by The Chosen Productions, LLC, a partnership owned by the four founding partners of the Company.

Dividends

A dividend of $2.40 for each outstanding share of Series A Preferred Stock totaling $13,428 thousand was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon receipt of payment of the dividend, each share of Series A Preferred Stock is converted into one share of Series B Common Stock. As of December 31, 2022, the Company paid $3,011 thousand of the declared dividend, representing 1,254,391 shares. In March 2023, the Company paid the remaining dividend to holders of Series A Preferred Stock totaling $10,417 thousand or $2.40 per share to all remaining Series A Preferred Stockholders. As such, as of December 31, 2023 all Series A Preferred Stock have been converted to Series B Common Stock.

The payment of any dividends in the future, and the timing and amount thereof, to the Company stockholders will fall within the sole discretion of the Board and will depend on many factors, such as our financial condition, earnings, capital requirements, potential obligations in planned financings, industry practice, legal requirements, Delaware corporate surplus requirements and other factors that the Board deems relevant. The Company’s ability to pay dividends will depend on its ongoing ability to generate cash from operations and on the Company’s access to the capital markets. The Company cannot guarantee that it will pay a dividend in the future or continue to pay any dividends if the Company commences paying dividends.

Equity Compensation Plans

The Company currently has no compensation plans under which the Company’s equity securities are authorized for issuance.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to The Chosen, Inc.) and its subsidiaries, except where the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere herein. Our historical results do not necessarily reflect what our historical financial position and results of operations would have been had we been a stand-alone public company during the years presented. In addition, our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Financial Information” in Item 2 of the Company’s amended registration statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2023, for the fiscal year ended December 31, 2022.

Results of Operations

Overview

The Company is an entertainment company, which develops, produces, and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen. The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, Prime Video, and most VOD streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise.

The Company’s revenue model primarily includes royalties received from the licensing of The Chosen as well as online store and wholesale sales of The Chosen physical media products, merchandise, and contributions. Our marketing efforts include limited and strategically focused distribution and marketing campaigns through targeted TV, streaming, and social media campaigns.

Comparison of the Years Ended December 31, 2023 and 2022

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Year Ended December 31,		Change
	2023	2022	2023 vs. 2022

	(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$51,944	$27,891	$24,053	86%
Contribution revenues	28,985	2,641	26,344	998%
Total revenues	80,929	30,532	50,397	165%

Cost of revenues	22,056	7,603	14,453	190%
Distribution and marketing	21,778	5,772	16,006	277%
Amortization of film costs	13,290	5,144	8,146	158%
Depreciation and amortization	8,897	3,218	5,679	176%
General and administrative	25,330	11,611	13,719	118%
Net operating income (loss)	(10,422)	(2,816)	(7,606)	270%
Interest income	2,799	153	2,646	1,729%
Interest expense	(3,279)	(178)	(3,101)	1,742%
Other income (expense)	(184)	—	(184)	100%
Net income (loss) before income taxes	(11,086)	(2,841)	(8,245)	290%
Benefit (provision) for income taxes	2,129	246	1,883	765%
Net income (loss)	$(8,957)	$(2,595)	$(6,362)	245%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements and merchandise sales. Licensed content and merchandise revenues for the year ended December 31, 2023 increased $24,053 thousand, or 86%, as compared to the year ended December 31, 2022, primarily due to the Company’s shift from managing licensing, distribution, and merchandise sales through our licensing agreement with Angel Studios to managing these functions internally as of October 2022, and the subsequent addition of new distribution channels, with an increase in merchandise sales of $20,917 thousand and an increase in Licensed content revenue of $2,267 thousand.

Contribution Revenues

Contribution revenues are comprised of contributions received under the agreement with the Come and See Foundation, Inc. (“CAS”) for donation proceeds received by CAS through The Chosen App and other fundraising campaigns conducted by CAS. Such agreement specifies that the Company utilize the contributions consistent with purposes of the donations, including the production of the Series. Contribution revenues for the year ended December 31, 2023 increased $26,344 thousand, or 998%, as compared to the year ended December 31, 2022, primarily due to the timing of the agreement entered into with CAS in November 2022. On October 31, 2023, the Company entered into the Second Amendment to the Contribution Agreement with CAS, (the “Second Amendment”). While the Second Amendment modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company.  As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.  In future periods, the Company expects that Contribution Revenue will be replaced by production funding through a new agreement with CAS for the fifth, sixth, and seventh season (see CAS Transactions above).

Cost of Revenues

Cost of revenues primarily include the costs of products, third party expenses to fulfill merchandise sales orders, costs associated with events related to The Chosen, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the year ended December 31, 2023 increased $14,453 thousand, or 190%, as compared to the year ended December 31, 2022, primarily due to the Company’s shift from managing merchandise sales through our licensing agreement with Angel Studios to managing and selling our own merchandise as of October 2022, an increase in cost of sales related to merchandise of $11,281 thousand, costs associated with events of $2,019 thousand and increased actor and residual costs of $1,264 thousand as a result of the extended worldwide distribution of the first three seasons.

Distribution and marketing

Distribution and marketing include costs to promote the Series and primarily includes marketing on social and digital platforms to promote the Series as well as costs for producing marketing and managing the exploitation of the licensed content of the Series to both domestic and international audiences. Distribution and marketing expense for the year ended December 31, 2023 increased $16,006 thousand, or 277%, as compared to the year ended December 31, 2022, which is mostly attributable to increased marketing costs related to the Company’s shift from managing the majority of our marketing through our licensing agreement with Angel Studios to managing these functions internally as of October 2022 as well as increased costs to promote the fourth season and extended worldwide distribution of the previously released Seasons.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the year ended December 31, 2023 increased $8,146 thousand, or 158%, as compared to the year ended December 31, 2022, primarily due to the additional amortization of film costs due to the timing of the release of the third season in the fourth quarter of 2022 and first quarter of 2023 in the amount of $7,023 thousand, the release of the Christmas Special in the amount of $783 thousand, and an increase of overall revenues for all released seasons in the amount of $40,854 thousand.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2023 increased $5,679 thousand, or 176%, as compared to the year ended December 31, 2022, primarily due to the Company’s increase in acquired property and equipment, the majority of which related to the permanent set and film campus placed in service during the third and fourth quarters of 2022 and the second quarter of 2023.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 increased $13,719 thousand, or 118%, as compared to the year ended December 31, 2022, primarily due to $7,151 thousand of increased legal, accounting, and professional fees and $2,651 thousand of increased payroll related expenses as a result of the increase in headcount as the Company continues to grow. The Company also incurred additional office and IT related expenses of $2,117 thousand and credit losses of $952 thousand.

Income Taxes

Income tax benefit for the year ended December 31, 2023 increased $1,883 thousand, or 765%, as compared to December 31, 2022, primarily due to the impact of the Company’s expected tax benefit at U.S. Federal statutory rates of $2,328 thousand.

The effective tax rate for the year ended December 31, 2023 increased 10% as compared to the year ended December 31, 2022, primarily due to the impact from the net loss attributable to non-controlling interest of $(5,388) thousand.

Liquidity and Capital Resources

Comparison of December 31, 2023 and December 31, 2022

	As of December 31,
	2023	2022	Change

	(in thousands)
Cash and cash equivalents	$65,179	$124,790	$(59,611)
Long-term debt	138,387	145,840	(7,453)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of December 31, 2023 and 2022, the Company had cash and cash equivalents of $65,179 thousand and $124,790 thousand, respectively. As of December 31, 2023 and 2022, the Company had long-term debt of $138,387 thousand and $145,840 thousand, respectively.

The Company’s primary uses of cash generally relate to film costs. The decrease in cash and cash equivalents of $59,611 thousand was primarily attributable to an increase of $42,814 thousand of film costs related to the fourth season, a payment of $10,417 thousand related to dividends and the acquisition of property and equipment of $13,784 thousand, partially offset by $6,950 thousand of net income, exclusive of non-cash items of $13,312 thousand.

The Company’s long-term debt relates to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution, and marketing of the Series and to provide the Company with operating and working capital. See the consolidated financial statements included herein and starting on page F-1 for further detail regarding the CAS transactions.

Going Concern

We evaluate whether there are conditions and events, considered in aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation involves analyzing prospective operating budgets, forecasts of our cash flows and implemented mitigating plans as of the date these financial statements are issued to consider whether we have sufficient resources to meet our obligations for twelve months following the issue date of the financial statements. If substantial doubt exists that we do not have sufficient resources to meet our obligations, we must determine whether it is probable that plans will be implemented and will alleviate the conditions and events that raise substantial doubt of our ability to continue as a going concern.

As of December 31, 2023, we had cash and cash equivalents of $65,179 thousand. For the year ended December 31, 2023, we had a Net loss attributable to The Chosen, Inc. of $3,569 thousand, cash outflows from operating activities and investing activities of $32,935 thousand and $13,602 thousand, respectively, for the year ended December 31, 2023. We have historically been dependent upon funds from investors, debt agreements, including the contribution funding agreement with CAS, donation-based revenues as well as generating revenues from the distribution, licensing and exploitation of the Series to fund the production of the Series and general operating activities. We are dependent upon these cash inflows, as well as additional cash infusions to support various aspects of our operations, principally production, advertising, and distribution activities as well as our interest payment obligations on outstanding debt.

We expect to begin principal photography on the fifth season of the Series in April 2024, which will require a significant amount of capital. On October 31, 2023, the Company entered into the Second Amendment to the Contribution Agreement with CAS.  While the Second Amendment modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue, for which we had previously relied upon as the primary source for the funding of the fifth, sixth, and seventh seasons of the Series. However, we are currently in discussions with CAS with respect to modifications and amendments to the current terms of the CAS Transactions. Such potential amendments or agreements would, among other things, provide the Company with funding for the fifth, sixth and seventh seasons of the Series and other related programs and reduce the indebtedness held by the Company. The Company’s continued ability to produce and distribute the Series will be adversely impacted in the unlikely event that the CAS Transactions are not modified and amended.

While we cannot be 100 percent certain of the outcome of the ongoing discussions with CAS, we expect to enter into new agreements with CAS in sufficient time to allow for the continued production of the fifth, sixth, and seventh seasons. We believe that our plans are probable to be implemented and that they alleviate the substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, assuming the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the ordinary course of operations. The financial statements do not reflect any adjustments that would be necessary if the Company were unable to continue as a going concern or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Comparison of the Years Ended December 31, 2023 and December 31, 2022

Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$(32,935)	$(19,007)	$(13,928)
Net cash flows provided by (used in) investing activities	(13,602)	(25,857)	12,255
Net cash flows provided by (used in) financing activities	(13,074)	153,722	(166,796)

Operating activities

Net cash flows used in operating activities was $32,935 thousand and $19,007 thousand for the years ended December 31, 2023 and 2022, respectively. The increase of net cash flows used in operating activities of $13,928 thousand was primarily driven by an increase of $14,439 thousand in film costs, a decrease of $5,182 thousand in collections of accounts receivable, an increase of $3,007 thousand in prepaid and current assets, and an increase of $6,950 thousand of net income exclusive of non-cash items, partially offset by the increased change of $3,761 thousand in accrued expenses and other current liabilities.

Investing activities

Net cash flows used in investing activities was $13,602 thousand and $25,857 thousand for the years ended December 31, 2023 and 2022, respectively. The decrease of $12,255 thousand was primarily driven by the decrease in acquisition of property and equipment due to the substantial investments in and completion of significant film campus capital improvement projects in 2022.

Financing activities

Net cash flows used in financing activities of $13,074 thousand for the year ended December 31, 2023 primarily included contributions from noncontrolling interest member of $5,023 thousand offset by dividend payments of $10,417 thousand and payments of lender fees of $7,217 thousand. The financing activities of $153,722 thousand for the year ended December 31, 2022 was primarily due to the $145,500 thousand of proceeds provided by CAS in November 2022, and an increase of $11,940 thousand in noncontrolling interest member contributions, partially offset by $3,011 thousand in dividends paid.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Film Costs

Costs of producing the Series are amortized, and residual and participation costs are accrued, using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated remaining ultimate revenue per each episodic block. The initial estimate of ultimate revenue includes estimates of revenues through various distribution channels such as theatrical, home entertainment and other distribution platforms and are based on historical experience for past seasons. The Company regularly monitors the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings), and based upon our review, the Company revises the estimates as needed.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, lesser film amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film amortization expense.

The amortization of film costs is on an accelerated basis, as the Company typically expects more upfront viewing. On average, over 50% of the film costs related to our produced content is expected to be amortized within one year after its month of first availability. The Company reviews factors that may impact the amortization of film costs on a monthly basis, such as prospective licensing arrangements, monitoring the popularity of the show, as well as market and consumer trends. Our estimates related to these factors require considerable management judgment.

Other Estimates

See Note 1 to the accompanying audited consolidated financial statements included herein and starting on page F-1 for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the accompanying audited consolidated financial statements included herein and starting on page F-1 for further discussion.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Our financial statements and the notes thereto begin on page F-1.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management

The individuals listed below are our executive officers and directors:

Name	Position	Term of Office	Age
Derral Eves	Chief Strategy Officer and Director	February 2018‑Present	49
Dallas Jenkins	Chief Creative Officer and Director	February 2018 - Present	48
JD Larsen	Chief Finance Officer	November 2022 - Present	48
Bradley Pelo	President	December 2021 - Present	61
Kyle Young	Executive Vice President of Distribution and International	July 2022 - Present	45
David Stidham	Vice President of Business Affairs and General Counsel.	June 2023 - Present	36
James A. Bisenius	Director	December 1, 2022 – Present	72
Cris Doornbos	Director	December 28, 2022 – Present	67
Matt Rearden	Director	December 28, 2022 – Present	48
Brooke Asiatico	Director	December 28, 2022 – Present	57
David Bagheri	Director	December 28, 2022 – Present	39

Biographical information regarding our directors and executive officers is set forth below.

Derral Eves

Derral Eves is our Chief Strategy Officer and a member of our board of directors. Since January 2006, Mr. Eves has served as the Chief Executive Officer of Creatus, LLC. Mr. Eves is the creator of VidSummit, the leading professional conference for social media creators. Mr. Eves is one of the world’s top YouTube and online video marketing experts. The content on Mr. Eves’ distribution channels have received over 24 billion video views on YouTube and over 9 billion views on Facebook. Mr. Eves is also the mentor of some of the biggest and most impactful YouTube and social media stars. He has been featured on Good Morning America, The Today Show, NBC, ABC, CBS, FOX, ESPN, FORBES, AdWeek, Christians Today, World Religion News, and several other media outlets. He was recently featured in an article published by Forbes as #4 on the list of “20 Must Watch YouTube Channels That Will Change Your Business.” Mr. Eves graduated from Southern Utah University with a bachelor’s degree in Communications and Public Relations and a minor in Spanish.

Dallas Jenkins

Dallas Jenkins is our Chief Creative Officer and a member of our board of directors. Since 2000, Mr. Jenkins has served as the president of Jenkins Entertainment and is primarily responsible for the oversight of the production of all films and videos produced by Jenkins Entertainment. Mr. Jenkins is also a film writer who has worked in Hollywood for nearly two decades, creating films for Warner Brothers, Lionsgate, Hallmark Channel, PureFlix and Universal. Mr. Jenkins has created several faith-based films, such as Midnight Clear, What If…, Though None Go With Me and The Resurrection of Gavin Stone. Mr. Jenkins is the son of celebrated Christian author Jerry B. Jenkins (the creator of The Left Behind Series and The Jesus Chronicles Series). Mr. Jenkins graduated from Northwestern College with a bachelor’s degree in Bible and Communications.

Brad Pelo

Brad Pelo serves the President of the Company. Mr. Pelo is a seasoned business executive having served as co-founder, president or CEO of Ancestry.com, Folio (Microsoft), NextPage (Proofpoint), I.TV (DirecTV) and Radiant Studios. Prior to his appointment as President of the Company, Mr. Pelo served as an Executive Producer of The Chosen since June 2020. Previously, Mr. Pelo was Chief Distribution Officer at Angel Studios from October 2020 to September 2021. From May 2018 to February 2020, Mr. Pelo was President of Radiant Digital, a portfolio of web properties and apps that engage daily with faith and family-based audiences totaling over 147 million users. In the film and television world he was executive producer of The Legend of Johnny Lingo (MGM), Outlaw Trail and Forever Strong as well as an annual telecast for the Pentagon Channel, Stadium of Fire. He serves on charitable boards that support the arts and leadership development.

JD Larsen

JD Larsen is our Chief Finance Officer. Mr. Larsen has a broad range of experience working with organizations from technology start-ups to fortune 500 companies both private and public, most recently, from November 2021 to November 2022, as VP of Finance and Operations for Driven Technologies, a start-up focused on cyber security and network modernization. Prior to that, Mr. Larsen spent 10 years, from January 2012 to November 2021, at Presidio Networked Solutions, a $4 billion dollar technology company, where he held various executive level positions throughout his tenure, most notably Division CFO for Presidio’s largest division. Prior to that, Mr. Larsen spent six years at Marriott Vacations Worldwide and assisted in the successful tax-free spin-off from Marriott International as independently traded company. Prior to that, Mr. Larsen worked for the Walt Disney Company as a key leader in Disney’s highly selective Management Audit Organization as well as other finance roles where he worked with numerous operating segments, including Studio Entertainment, to optimize financial operations both domestically and internationally. He started his career working for PricewaterhouseCoopers in Pittsburgh, PA as a Certified Public Accountant assisting clients through various public offerings and SEC reporting issues. He holds a bachelor’s of science degree in accounting from Grove City College.

Kyle Young

Kyle Young is our Executive Vice President of Distribution and International. He leads distribution and international for the Company across platform partnerships, global expansion, and international audience connection. From August 2012 to July 2022, Mr. Young worked at a firm he founded and led called Tiny Horse, an award-winning entertainment production and marketing company that sold to Team Whistle in 2020, overseeing partnerships and network growth from Charlotte NC. Mr. Young previously led the launch and growth of Halogen TV, a millennial-focused cable network subsequently sold to Participant Media in 2012. Prior to this, Mr. Young led INSP’s development of their international cable network across 80 countries. Having worked with media companies across the U.S. and EMEA, Mr. Young has extensive experience in entertainment, marketing, and corporate finance.

David Stidham

David Stidham serves as the Vice President of Business Affairs and General Counsel. Prior to working for The Chosen, he served at RightNow Media, which is a B2B faith-based streaming platform that serves churches, businesses, schools, and non-profit ministries around the world, from October 2017 to June 2023 as the General Counsel & Director of Licensing. During his time at RightNow Media, he negotiated and closed well over 1,000 licensing deals and served on the Executive Leadership Team. Prior to joining RightNow Media, Mr. Stidham spent from January 2016 to October 2017 serving as an Assistant District Attorney in Dallas, TX, which, at the time, was the 8th largest DA’s office in the country. He prosecuted and oversaw a wide range of cases in the misdemeanor and felony divisions. Mr. Stidham holds a BBA and MBA from Harding University, a JD from New England Law Boston, and graduate certificate in Negotiation Mastery from the Harvard Business School Online.

James A. Bisenius

James Bisenius is a member of our board of directors. Since 2015, Mr. Bisenius has served as Chief Executive Officer of Strong Refuge, LLC, and Strong Refuge Charitable Trust, and is active in investment management. In 1991, Mr. Bisenius founded Common Sense Investment Management, LLC, the general partner of a multiple manager fund, which reached peak assets of $4.5 billion dollars under management. Mr. Bisenius served as Chief Executive Officer and Chief Investment Officer of Common Sense Investment Management, LLC until 2014. From 1994 to 1998, Mr. Bisenius also served as a Managing Director of The Leuthold Group, an institutional research firm. Previously, Mr. Bisenius was a Vice President of Dain Bosworth Incorporated, a registered investment advisory and brokerage firm. During his tenure at Dain Bosworth Incorporated, from 1986 to 1991, Mr. Bisenius was the original founder of Dain Bosworth’s Investment Management Consulting Department. In 1982, Mr. Bisenius opened Denver, Colorado based Boettcher & Company’s, Portland, Oregon office, where he was Senior Vice President and a member of the executive committee. He began his career as a Registered Representative with Foster & Marshall, a registered investment brokerage firm based in Seattle, WA. Mr. Bisenius earned his Bachelor of Science degree in Communications from Oregon State University in 1973.

Cris Doornbos

Cris Doornbos is a member of our board of directors. Since February 2022, Mr. Doornbos has served as Chief Executive Officer and founder of Leadership Shaping LLC, a company focused on helping CEOs improve performance by transforming their organization’s culture, leadership, and governance. Mr. Doornbos is a 39-year veteran in the publishing, media, and educational spaces of music, books and curriculum. From September 2005 to August 2021, Mr. Doornbos was CEO of David C. Cook, a nonprofit Christian publisher based in Colorado Springs, Colorado, successfully re-imagining, re-investing and re-inventing the company’s three different business units of music, books, and curriculum on a global scale. From 1997 to 2005, Mr. Doornbos was Executive Vice President at Zondervan Publishing, an international Christian media and publishing company located in Grand Rapids, Michigan, where he developed global strategies for growth. He has also served as Board Chairman for Evangelical Christian Publishers Association (ECPA), President of the Church Music Publishers Association (CMPA), and as Board Chair for Fellowship of Christian Athletes (FCA) for the Southern Colorado region, as well as a member of the FCA State Board of Colorado. Mr. Doornbos previously served as a committee member of The Advisory Committee for the Economic Development in Colorado Springs. He holds a Bachelor of Arts in Organizational Leadership from Calvin University.

Matt Rearden

Matt Rearden is a member of board of directors. He is an experienced attorney and Chief Operations Executive. Mr. Rearden has served as Chief Operating Officer for Maxwell Leadership, Inc, a global provider of leadership training and development, since October 2021. From January 2018 to October 2022, Mr. Rearden served as Chief Operating Officer for Four Star Homes, a real estate sales and brokerage company. From 2010 to 2018, Mr. Rearden held various positions with SeaWorld Parks and Entertainment, Inc., including Sr. Business Development Officer, VP of Business Affairs, and Assistant General Counsel. Between 2001 and 2010, Mr. Rearden held several positions with International Speedway Corporation, including Managing Associate General Counsel and Corporate Counsel. He holds a Juris Doctorate from Florida State University and a Bachelor of Science in finance from Oral Roberts University, where he also serves on the Board of Trustees.

Brooke Asiatico

Brooke Asiatico is a member of our board of directors. She is a practicing attorney with significant expertise in the not-for-profit, tax-exempt organizations sector. Ms. Asiatico currently serves as Managing Partner for Asiatico & Associates, PLLC, a firm she founded in 2006. Ms. Asiatico and her firm serve as General or Special Counsel to organizations of all sizes, including many of the largest non-profit, tax-exempt corporations in the United States, and their interests throughout the world. Formerly, she was a Partner at Brewer, Sr., Asiatico & Associates, LLP from 2004 - 2006. She holds a Juris Doctorate from the University of Texas School of Law (2003) and a Bachelor of Science in Government and Politics from The University of Texas at Dallas (2000).

David Bagheri

David Bagheri is a member of our board of directors. Mr. Bagheri is a social and business entrepreneur. He currently serves as Chief Executive Officer Anotherland Ventures LLC, a music services company providing artists and writers with label, publishing and marketing support. Since November 2019, Mr. Bagheri also serves as a non-executive Director of Lind Motor Group, a family owned and operated automotive retailer since 1992. Between 2020 - 2023, Mr Bagheri was CEO of Hillsong Music and Invorto LLC, the largest music export from Australia in the Christian Music Industry, with over 25 years of releasing albums resulting in 10 that have gone platinum and a Grammy Award in 2018. From September 2017 to June 2019, Mr. Bagheri was Chief Executive Officer and Co-founder of Precision Tech, Inc. a Workforce Management Platform was launched in 2018 as a one-system approach to back-office technology. From May 2013 to June 2019, Mr. Bagheri held several positions with Precision Global Consulting, including Managing Director and Director of International Business. From 2010-2013, Mr. Bagheri was the National Development Manager for Many Rivers Microfinance, a social enterprise in Australia providing microenterprise support to Indigenous and other Australians. From 2005-2010 Mr. Bagheri was a Centre Manager at Hillsong CityCare, a social welfare organization working in Sydney.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Our executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and owners holding greater than 10% of our common stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2023.

Code of Ethics

We have recently adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A current copy of the code is posted on the Investor Relations section of our website, which is located at https://gifts.thechosen.tv/pages/investor-overview. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K by posting information on the Company’s website at the address given above.

Item 11.    Executive Compensation

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

This section describes the material elements of the compensation awarded to, earned by, or paid to our President, Brad Pelo, and our two other most highly compensated executive officers, for the years ended December 31, 2023 and 2022.

						Nonqualified
				Stock	Option	deferred	All other
		Salary	Bonus	awards	awards	compensation	compensation
Name and principal position	Year	($)	($)	($)	($)	earnings ($)	($)		Total ($)
Derral Eves, Chief Strategy Officer	2022	350,000	350,000	—	—	—	—		700,000
	2023	400,000	250,000	—	—	—	—		650,000
Dallas Jenkins, Chief Creative Officer (1)	2022	400,000	440,000	—	—	—	269,178	(1)	1,109,178
	2023	600,000	450,000	—	—	—	514,474	(1)	1,564,474
Brad Pelo, President	2022	350,000	306,250	—	—	—	—		656,250
	2023	500,000	375,000	—	—	—	—		875,000

(1)

Included in all other compensation are payments made to companies owned by Dallas Jenkins and his spouse for various agreements to write various books related to the series. See “— Certain Relationships and Related Transactions, and Director Independence” for additional information.

Principal Elements of Compensation

The compensation of the company’s executive officers comprises of the following major elements: (a) base salary; and (b) an annual, discretionary cash bonus. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and will reward performance of our executive officers individually. The determination of an executive officer’s performance may vary from year to year depending on economic conditions and may be based on measures such as the meeting of financial targets against budget as well as certain other quantitative and qualitative measures such as worldwide distribution objectives in support of the Company’s stated objective to reach a worldwide audience.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the company, as of December 31, 2023, for:

•	Each person who we know beneficially owns more than five percent of any class of our voting securities.
•	Each of our director and director nominees.
•	Each of our executive officers.
•	All of our directors, director nominees and executive officers as a group.

As of December 31, 2023, we had 6,950,000 shares of Series A Common Stock and 5,595,015 shares of Series B Common Stock issued and outstanding. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to applicable community property laws.

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Directors and Officers
Derral Eves(2)	6,950,000	55%
Dallas Jenkins	—	—%
JD Larsen	—	—%
Bradley Pelo	—	—%
David Stidham	—	—
Kyle Young	—	—
James A. Bisenius	—	—
Cris Doornbos	—	—
Matt Rearden	—	—
Brooke Asiatico	—	—
David Bagheri	—	—

All officers and directors as a group	6,950,000	55%
(14 individuals)
Greater than 5% Holders
The Chosen Productions, LLC(2)(3)	6,950,000	55%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o The Chosen, Inc., 4 S 2600 W, Suite 5, Hurricane, Utah 84737.
(2)

The Chosen Productions, LLC is the record holder of the securities reported herein. Derral Eves, our Chief Strategy Officer, is the managing member of The Chosen Productions, LLC. By virtue of this relationship, Mr. Eves may be deemed to share beneficial ownership of the securities held of record by The Chosen Productions, LLC. Mr. Eves disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(3)

Derral Eves, our Chief Strategy Officer, and Dallas Jenkins, our Chief Creative Officer, are members of The Chosen Productions, LLC and, as such, have an indirect interest in the securities held by The Chosen Productions, LLC to the extent of their respective membership interests in The Chosen Productions, LLC. Each of Mr. Eves and Mr. Jenkins disclaims any beneficial ownership of any securities held by The Chosen Productions, LLC.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

From time to time the Company may engage in transactions with related persons. Related persons are defined as any director or officer of the Company; any person who is the beneficial owner of 10% or more of the Company’s outstanding voting equity securities, calculated on the basis of voting power; any promotor of the Company; any immediate family member of any of the foregoing persons or an entity controlled by any such person or persons.

We have entered into various agreements with Dallas Jenkins and his spouse to write various books related to the Series. They receive a percentage of sales for each book. In total, the amount paid and accrued for writer fees and book royalties was $514,474 as of December 31, 2023.

Conflict of Interest Policy

The board of directors has adopted a conflict of interest policy applicable to all directors, officers, and employees of our company and our subsidiaries. The conflict of interest policy provides that a committee of independent members of the board of directors may, among other things, cause any officer or director who has a direct or indirect interest in a transaction to recuse him or herself from the consideration of such transaction and, to the extent necessary, the committee may retain appropriately qualified, non-conflicted personnel to advise the Company in connection with such transaction. Additionally, the conflict of interest policy requires that each director and executive officer annually sign a statement which affirms that such person has agreed to comply with the policy.

Director Independence

Our Board of Directors currently consists of seven members. Our board of directors has determined 5 members of the Board, James A. Bisenius, Cris Doornbos, Matt Rearden, Brooke Asiatico and David Bagheri, are “independent directors” as defined in the listing standards of the Nasdaq Stock Market LLC and applicable SEC rules. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making the determinations as to the independence of our directors, our Board of Directors reviewed and discussed information provided by the directors and the Company with regard to each director’s relationships as they may relate to the Company and its management.

Item 14.    Principal Account Fees and Services

Tanner LLC (“Tanner”) was the Company’s registered independent accounting firm for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$300,820	$92,252
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

The Audit Committee pre-approves all audit and permitted non-audit services performed by our independent registered public accountants to ensure that the provision of such services does not impair the public accountants’ independence. independence. All fees paid to Tanner for our fiscal years ended December 31, 2023 and 2022 were pre-approved by our Audit Committee.

PART IV

Item 15.    Exhibits

The following documents are filed as part of this report:

1.Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page F-1.

2.Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page F-1.

3.Exhibits

The exhibits are listed in the Exhibit Index which begins on page 39.

Item 16.    Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.” (4)

3.1	Certificate of Incorporation dated November 29, 2022 (4)

3.2	Bylaws of The Chosen, Inc. (6)

4.1	Description of Securities

10.1	Exclusive Video-On-Demand and Subscription Video-On-Demand Licensing Agreement by and between The Chosen, LLC and VidAngel, Inc. (3)

10.2	Writer Work-for-Hire Agreement dated October 29, 2019 by and between the Company and Dallas Jenkins (3)

10.3	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Ryan Swanson. (3)

10.4	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Tyler Thompson (3)

10.5	Consulting and Coordination Agreement dated August 11, 2020 by and between the Company and VidAngel, Inc. (2)

10.6	Employment Agreement dated July 12, 2020 by and between the Company and Colin McLeod (2)

10.7	Employment Agreement dated July 15, 2020 by and between the Company and Adam Swerdlow (2)

10.8	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves (2)

10.9	Employment Agreement dated August 1, 2020 by and between the Company and Dallas Jenkins (2)

10.10	Contribution Funding and Production Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.11	First Amendment to Contribution Funding and Production Agreement, dated December 19, 2022, by and between The Chosen, Inc. and Come and See Foundation, Inc. (5)

10.12	IP Assignment Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.13	License Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.14	Short Term Lease Agreement, dated October 1, 2022, by and between the Company and The Salvation Army (7)

10.15	Location Agreement, dated August 4, 2022, by and between the Company and The Salvation Army (7)

10.16	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army (7)

10.17	First Amendment to Ground Lease Agreement, dated March 1, 2023 by and between the Company and the Salvation Army.

10.18	Second Amendment to Contribution Funding and Production Agreement, dated October 31, 2023, by and between The Chosen, Inc. and Come and See Foundation, Inc. (8)

21	Subsidiaries of the Registrant (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022
*	Previously filed.
(1)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-10814) filed with the SEC on May 25, 2018.
(2)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-11312) filed with the SEC on September 3, 2020.
(3)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-K (Commission File No. 24R-00162) filed with the SEC on June 12, 2020.
(4)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 2, 2022.
(5)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 23, 2022.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G filed with the SEC on February 2, 2023.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G/A filed with the SEC on April 3, 2023.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHOSEN, INC.

Date: April 1, 2024	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derral Eves	Director	April 1, 2024
Derral Eves

/s/ Dallas Jenkins	Director	April 1, 2024
Dallas Jenkins

/s/ James A. Bisenius	Director	April 1, 2024
James A. Bisenius

/s/ Cris Doornbos	Director	April 1, 2024
Cris Doornbos

/s/ Matt Rearden	Director	April 1, 2024
Matt Rearden

/s/ Brooke Asiatico	Director	April 1, 2024
Brooke Asiatico

/s/ David Bagheri	Director	April 1, 2024
David Bagheri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Chosen, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Chosen, Inc. and subsidiaries (collectively, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ Tanner LLC

Salt Lake City, UT

April 1, 2024

The Chosen, Inc.

Consolidated Balance Sheets

(in thousands)

	As of December 31,
	2023	2022

Assets
Cash and cash equivalents	$65,179	$124,790
Accounts receivable, net of allowances of $855 and $0 at December 31, 2023 and December 31, 2022, respectively	8,325	8,983
Inventory	15,060	6,110
Prepaid assets	2,867	754
Other current assets	1,259	864
Total current assets	92,690	141,501
Property and equipment, net	37,450	34,426
Film costs, net	67,009	33,276
Other assets	1,056	1,042
Total assets	$198,205	$210,245
Liabilities and Equity
Accounts payable	$10,843	$5,549
Accrued expenses and other current liabilities	8,907	12,827
Current portion of long-term debt and lease liabilities	359	2,463
Total current liabilities	20,109	20,839
Long-term debt and lease liabilities, net	138,028	143,377
Other noncurrent liabilities	3,078	2,571
Deferred tax liability, net	2,570	5,104
Total liabilities	163,785	171,891
Commitments and contingencies
Series A Preferred Stock, $0.001 par value; 120% dividend preference; 8,000 shares authorized; 0 and 4,341 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	5
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,595 and 1,254 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	6	1
Additional paid-in capital	10,237	10,237
Retained earnings	14,435	18,004
Noncontrolling interest	9,735	10,100
Total equity	34,420	38,354
Total liabilities and equity	$198,205	$210,245

See accompanying notes to the consolidated financial statements.

The Chosen, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Licensed content and merchandise revenues	$51,944	$27,891
Contribution revenues	28,985	2,641
Total revenues	80,929	30,532

Cost of revenues	22,056	7,603
Distribution and marketing	21,778	5,772
Amortization of film costs	13,290	5,144
Depreciation and amortization	8,897	3,218
General and administrative	25,330	11,611
Net operating income (loss)	(10,422)	(2,816)
Interest income	2,799	153
Interest expense	(3,279)	(178)
Other income (expense)	(184)	—
Net income (loss) before income taxes	(11,086)	(2,841)
Benefit (provision) for income taxes	2,129	246
Net income (loss)	(8,957)	(2,595)
Net loss attributable to noncontrolling interest	5,388	1,812
Net income (loss) attributable to The Chosen, Inc.	$(3,569)	$(783)
Less:
Dividends declared to Series A Preferred Stockholders	—	13,428
Net income (loss) attributable to Common Stock/Common Units	$(3,569)	$(14,211)
Earnings (loss) per Common Stock/Common Units, basic and diluted(1)	$(0.28)	$(1.86)
Weighted average Common Stock/Common Units outstanding, basic, and diluted(1)	12,545	7,629
(1)

Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock for the period after the change in share structure as result of the Company’s conversion on November 29, 2022 (see Note 1 and Note 5).

See accompanying notes to the consolidated financial statements.

The Chosen, Inc.

Consolidated Statements of Equity

(in thousands)

	Members’ Equity			Stockholders’ Equity

		Class A		Series A		Series B		Series A		Additional		Non
	Common	Preferred Units		Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
	Units	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of December 31, 2021	14,380	11,190	$11,190	—	$—	—	$—	—	$—	$(940)	$32,215	$1,914	$44,379
Retirement of common units	(480)	—	—	—	—	—	—	—	—	—	—	—	—
Corporate conversion to Series A Common stock	(13,900)	—	—	6,950	7	—	—	—	—	(7)	—	—	—
Corporate conversion to Series A Preferred Stock	—	(11,190)	(11,190)	—	—	—	—	5,595	6	11,184	—	—	—
Dividends declared at $2.40 per share of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	—	(13,428)	—	(13,428)
Corporate conversion to Series B Common Stock	—	—	—	—	—	1,254	1	(1,254)	(1)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	9,998	9,998
Net loss	—	—	—	—	—	—	—	—	—	—	(783)	(1,812)	(2,595)
Balance as of December 31, 2022	—	—	$—	6,950	$7	1,254	$1	4,341	$5	$10,237	$18,004	$10,100	$38,354
Conversion to Series B Common Stock	—	—	—	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	5,023	5,023
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(3,569)	(5,388)	(8,957)
Balance as of December 31, 2023	—	—	$—	6,950	$7	5,595	$6	—	$—	$10,237	$14,435	$9,735	$34,420

See accompanying notes to the consolidated financial statements.

The Chosen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(8,957)	$(2,595)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	8,897	3,218
Amortization of film costs	13,290	5,144
Deferred income tax (benefit) provision	(2,534)	30
Accretion of debt discount and issuance costs	285	4
Non-cash imputed interest expense	161	73
Non-cash lease expense	83	47
Non-cash inventory reserve	655	—
Allowance for credit losses	952	—
Gain/loss on sale of assets	39	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(398)	4,784
(Increase) decrease in inventory	(6,443)	(6,110)
(Increase) decrease in prepaids and other current assets	(2,508)	499
(Increase) decrease in film costs	(42,814)	(28,375)
Increase (decrease) in accounts payable	2,002	390
Increase (decrease) in accrued expenses and other current liabilities	4,997	1,236
Increase (decrease) in other noncurrent liabilities	(642)	2,648
Net cash flows provided by (used in) operating activities	(32,935)	(19,007)
Cash flows from investing activities
Acquisition of property & equipment	(13,784)	(25,795)
Acquisition of trademark	(2)	(62)
Proceeds from sale of property/equipment	184	—
Net cash flows provided by (used in) investing activities	(13,602)	(25,857)
Cash flows from financing activities
Contributions from noncontrolling interest member	5,023	11,940
Principal paid on finance lease	(12)	(12)
Proceeds from issuance of debt	—	145,500
Payments of debt issuance costs	—	(695)
Payments of lender fees	(7,217)	—
Principal paid on debt	(451)	—
Dividends paid	(10,417)	(3,011)
Proceeds from line of credit	—	25,000
Repayment of line of credit	—	(25,000)
Net cash flows provided by (used in) financing activities	(13,074)	153,722
Net change in cash and cash equivalents	(59,611)	108,858
Cash and cash equivalents, beginning of period	124,790	15,932
Cash and cash equivalents, end of period	$65,179	$124,790
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	2,696	423
Cash received for interest	$2,733	$153
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	$1,658	$3,019
Accrual of dividend payable to Series A Preferred Stockholders	—	10,417
Accounts payable and accrued expenses and other current liabilities related to film costs, net	(3,289)	—
Discount on long-term debt	221	—

See accompanying notes to the consolidated financial statements.

The Chosen, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Organization and Consolidation

The Chosen, Inc., a Delaware corporation, was originally formed on October 24, 2017 as a Utah limited liability company under the name “The Chosen, LLC.” On November 29, 2022, The Chosen, LLC converted into a Delaware corporation (the “conversion”) and changed its name to The Chosen, Inc. (as converted, the “Company”). The Company, an independent television and film production company, was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While the Company is primarily focused on producing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions.

The consolidated financial statements include the accounts of The Chosen, Inc., its wholly owned subsidiaries The Chosen Texas, LLC, TCI Animation, LLC, and The Chosen House, LLC, and its variable controlling interest in Impossible Math, LLC (collectively, the “Company”), and the statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Chosen Texas, LLC and TCI Animation, LLC

The Chosen Texas, LLC and TCI Animation, LLC were formed on September 6, 2018 and December 22, 2022, respectively. Both entities are wholly owned subsidiaries of The Chosen, Inc. and were formed for the development, filming, and production of current and future content related to the Series.

The Chosen House, LLC

The Chosen House, LLC was formed on May 26, 2021, and it owns real estate located in Midlothian, Texas. The property is used as lodging for employees, contractors, and actors to stay while performing services for the Company.

Impossible Math, LLC

Impossible Math, LLC was formed on May 7, 2021, to own and manage a sound stage for the filming of the productions. The Chosen, Inc. owns a controlling voting interest in Impossible Math, LLC, with 100% of the voting units, while its economic interest is 4.0% and 5.7% as of December 31, 2023 and 2022, respectively. The Company determined that Impossible Math, LLC is a variable interest entity. This is because the entity was initially thinly capitalized, and while The Chosen, Inc. does not have a majority equity interest compared to other owners, The Chosen, Inc. controls Impossible Math as it holds 100% of the voting interest. Further, the Company concluded it is the primary beneficiary through its power to make decisions and its significant variable interest in the funds.

CAS Transactions

On November 29, 2022, the Company entered into a series of agreements (the “CAS Transactions”) with the non-profit entity Come and See Foundation, Inc. (“CAS”). The Company and CAS mutually agreed to renegotiate certain terms of the CAS Transactions, executing an amendment on October 31, 2023 (the “Second Amendment”), with retroactive effect as of the date of the CAS Transactions.

The Second Amendment redefined the terms of the financing amount of $145,500 thousand per the CAS Transactions, restating that the principal balance of $145,500 thousand will accrue interest on the outstanding principal at rate per annum (“Interest Rate”) equal to the median secured overnight financing rate (“SOFR”) published by the Federal Reserve, plus two percent (2%), due and payable quarterly. Additionally, the Second Amendment discontinued the right of CAS to receive a royalty from the Company with respect to certain commercial revenue generated by the Series. As the Second Amendment is deemed to be effective as of November 29, 2022, the Company was also required to pay CAS an amount equal to accrued interest from November 29, 2022 through the Second Amendment date of October 31, 2023. The Company accounts for the restructuring of its debt agreements in accordance with the accounting standard applicable debt modification and debt extinguishment, which resulted in a debt modification pursuant to ASC 470, Debt (“ASC 470”). Refer to Note 4 Debt, for further details.

The Second Amendment also modified certain payment terms related to the non-profit rights to the Series. The Company agreed to vacate its right, with retroactive effect as of the date of the CAS Transactions, to receive Biblical-based series funding of 90% of voluntary donation proceeds received by CAS, in furtherance of CAS’s tax-exempt purposes, through The CAS Chosen App (“the NP App Donations”), which the Company previously accounted for as a non-exchange transaction in accordance with ASC 958, Not-for-Profit Entities (“ASC 958”). In addition, CAS agreed to exchange incremental purchase consideration of $32,142 thousand related to the assigned right to use license of functional intellectual property the Company granted to CAS pursuant to the CAS transactions for the use and exploitation of the intellectual property of the Series in and for not-for-profit markets, which is accounted for in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The incremental purchase consideration of $32,142 thousand the Company was entitled to, was an equal offset of the previously received NP App Donation amounts the Company agreed to vacate.  Therefore, the result was no change to transaction price assigned to the functional intellectual property license.

Going Concern

At each reporting period, in accordance with Accounting Standard Codification (“ASC”) 205-40, the Company evaluates whether there are conditions and events, considered in aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation involves analyzing prospective operating budgets, forecasts of the Company’s cash flows and mitigating plans to consider whether the Company has sufficient resources to meet its obligations for twelve months following the issue date of the financial statements. If substantial doubt exists that the Company does not have sufficient resources to meet its obligations, the Company must determine whether it is probable that plans will be implemented and will alleviate the conditions and events that raise substantial doubt of the Company’s ability to continue as a going concern.

As of December 31, 2023, the Company had cash and cash equivalents of $65,179 thousand. For the year ended December 31, 2023, the Company had a Net loss attributable to The Chosen, Inc. of $3,569 thousand, cash outflows from operating activities and investing activities of $32,935 thousand and $13,602 thousand, respectively, for the year ended December 31, 2023. The Company has historically been dependent upon funds from investors, debt agreements, including the contribution funding agreement with CAS, donation-based revenues as well as generating revenues from the distribution, licensing and exploitation of the Series to fund the production of the Series and general operating activities. The Company is dependent upon these cash inflows, as well as additional cash infusions to support various aspects of its operations, principally production, advertising, and distribution activities, as well as the Company’s interest payment obligations on outstanding debt.

The Company expects to begin principal photography on the fifth season of the Series in April 2024, which will require a significant amount of capital. On October 31, 2023, the Company entered into the Second Amendment to the Contribution Agreement with CAS (the “Second Amendment”).  While the Second Amendment modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company. As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment. However, the Company is currently in discussions with CAS with respect to potential modifications and amendments to the current terms of the CAS Transactions. Such potential amendments or agreements would, among other things, provide the Company with funding for the fifth, sixth and seventh seasons of the Series and other related programs and reduce the indebtedness held by the Company. The Company’s continued ability to produce and distribute the Series will be adversely impacted in the unlikely event that CAS Transactions are not modified and amended.

While the Company cannot be 100 percent certain of the outcome of the ongoing discussions with CAS, the Company expects to enter into new agreements with CAS in sufficient time to allow for the continued production of the fifth, sixth, and seventh seasons.  The Company believes that its plans to enter into a new agreement with CAS are probable to be implemented and that they alleviate the substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, assuming the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the ordinary course of operations. The financial statements do not reflect any adjustments that would be necessary if the Company were unable to continue as a going concern or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Reclassification in Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements, the Company changed the presentation of operating expenses related to distribution activities. Distribution related expenses were reclassified from General and administrative costs to Distribution and marketing costs to provide more relevant presentation within the Company’s financial statements. The Company also identified certain prior period misclassifications in previously issued financial statements related to the presentation and classification of payroll related marketing expenses between Distribution and marketing costs and General and administrative costs incurred for the year ended December 31, 2022. The Company evaluated the reclassifications, both qualitatively and quantitatively, and concluded that the classification did not have a material impact on, nor require amendment of, any previously issued financial statements.

The change in presentation and classification resulted in an increase to Distribution and marketing costs of $3,312 thousand, and a decrease to General and administrative costs of $3,312 thousand in the Consolidated Statements of Operations for the year ended December 31, 2022. The reclassifications had no impact on net income for any previous or current periods and there is no impact to the Company’s Consolidated Balance Sheets, Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for any of the periods presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2023 and 2022, the bank balance exceeded the federally insured limit by $19,028 thousand and $124,293 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues. For the years ended December 31, 2023 and 2022, 70% and 83%, respectively, of the Company’s revenues were collectively with four major customers. As of December 31, 2023 and 2022, 83% and 92%, respectively, of the Company’s accounts receivable were due from the four major customers.

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

Accordingly, basic and diluted earnings per share is the same for both classes and EPS has been presented as a single class of common stock.

The Company’s Series A Preferred Stock (“Series A Preferred Stock”) are considered participating securities as these holders are entitled to receive a stated preferred distribution payment and thereafter, participate equally in any distributions with common stockholders, but do not participate in losses. Basic EPS is determined by dividing net income (loss) attributable to common stockholders by the weighted average common stock outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period increased by the numbers of additional common stock that would have been outstanding if all potential common stock had been issued and to the extent that their effect is not anti-dilutive.

The Company’s conversion on November 29, 2022 reflects a 2:1 reverse stock split of all classes of shares and conversion into Series A Common Stock (“Series A Common Stock), Series B Common Stock (“Series B Common Stock”) (collectively, “Common Stock”), and Series A Preferred Stock. The Company retrospectively adjusted basic and diluted EPS as a result of the stock split, in accordance with ASC Topic 260, Earnings per share. There were no shares of Series B Common Stock outstanding prior to the conversion, therefore, no Series B Common Stock are presented within EPS for any period prior to that date.

All Series A Preferred Stock were previously reflected as converted into Class B Common Stock for basic EPS as of December 31, 2022 following the declaration of the Dividend to Series A Preferred Stockholders. Diluted weighted average common stock outstanding for the year ended December 31, 2022 does not include the effects of the conversion of the participating Series A Preferred Stock as the inclusion of these instruments would have been anti-dilutive. As of December 31, 2023, the Company does not have any potentially dilutive instruments outstanding.

Cash and Cash Equivalents

The Company considers all cash on deposit and highly-liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance for credit losses. Management determines the allowance for credit losses by identifying accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written-off when deemed uncollectible. Even though management determines the allowance for credit losses by identifying accounts and using historical experience applied to an aging of accounts, the Company remains committed to pursuing collection of the balances. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due balances or require collateral on its accounts receivable.

As of December 31, 2023 and 2022, the allowance for credit losses was $855 thousand and $0 thousand, respectively. As of December 31, 2023 the Company recognized a reserve of $853 thousand for accounts receivables from Angel Studios, Inc. (“Angel Studios”) due to the Company’s delivery of a Notice of Termination, effective on October 20, 2023, of the Content License Agreement between Angel Studios and the Company. Although the Company reserved for the Angel Studios Receivable, the Company intends to continue to pursue collection.

Inventory

Inventory is valued at the lower of cost or net realizable value using the average cost method. Management compares the cost of inventory with the market value and an allowance is made to write down inventory to market value, if lower. As of December 31, 2023 and 2022, the Company did not have work in process inventory. Inventory consisted of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$175	$985
Finished goods	15,540	5,125
Inventory reserve	(655)	—
Inventory	$15,060	$6,110

Internal-Use Software

The Company capitalizes costs incurred to develop or obtain internal-use software and website development costs during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, it is probable that the project will be completed, and the software will be used for the function intended. The Company expenses costs incurred for training, data conversion, and maintenance, and in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in Software under Property and equipment, net in the Consolidated Balance Sheets once the software development is completed. The internal-use software is included in Construction in process under Property and equipment, net in the Consolidated Balance Sheets when the software is still in development. The Company amortizes internal-use software over its estimated useful life on a straight-line basis.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment have been capitalized. Expenditures for routine repairs are expensed as incurred.

	As of December 31,		Estimated
	2023	2022	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized Software	2,690	—	3
Buildings and improvements	37,297	36,495	4 – 30
Equipment	791	290	3 – 15
Furniture and fixtures	80	16	5
Vehicles	484	758	8
Construction in process	8,069	—
Property and equipment, gross	$49,501	$37,649
Accumulated depreciation	(12,051)	(3,223)
Property and equipment, net	$37,450	$34,426

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. No impairment of property and equipment was recorded during the years ended December 31, 2023 and 2022.

Leases

The Company has operating leases for some of the Company’s operating and office facilities. The lease terms expire at various dates through 2026 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. In September 2023, the Company terminated all of its finance lease agreements.

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets and finance lease ROU assets are included in Other assets in the Consolidated Balance Sheets. Operating and finance lease liabilities are included in Current portion of long-term debt and lease liabilities or Long-term debt and lease liabilities in the Consolidated Balance Sheets.

A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for all of its leases.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company has elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company does not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. In addition, variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities. As of December 31, 2023, the Company’s lease arrangements do not contain variable lease payments. Lease expense for operating leases is recognized on a straight-line basis. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis. Refer to Note 3 Leases, for more information on leases.

Expenditures for major renewals and betterments to leased assets that are determined to be the Company’s assets are capitalized as leasehold improvements. Leasehold improvements are classified based on the nature of the asset and are included in Property and equipment, net, in the Consolidated Balance Sheets. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining lease term.

Film Costs

Film costs are costs to produce the Series and are capitalized when incurred and stated at the lower of the unamortized costs or net realizable value. Film costs are amortized, and residual and participation costs are accrued, using the individual-film-forecast method, based on the ratio of the current period’s revenues to the estimated remaining ultimate revenue per each episodic block. For episodic television series, ultimate revenue shall include estimates of revenue over a period not to exceed 10 years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later. The initial estimate of ultimate revenue is based on historical experience for past seasons. The Company regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs, and periodically evaluates the net realizable value of content by considering expected future revenue generation. The Company has determined no impairment existed during the periods presented.

The Company has access to various governmental programs that are designed to promote content production within the States of Texas and Utah. Incentives earned with respect to expenditures on qualifying film production activities are included as an offset to Film costs, net within the Consolidated Balance Sheets. As of December 31, 2023 and 2022 the Company had received $160 thousand and $863 thousand in incentives. The Company recognizes these benefits when there is reasonable assurance regarding the realizable amount of the incentive.

The following table represents the components of film costs (in thousands):

	As of December 31,
	2023	2022
Released and completed film costs	$48,395	$47,362

Not released, in production film costs	44,737	2,250
In development or preproduction film costs	4,262	759
Film costs, gross	$97,394	$50,371
Accumulated amortization	(30,385)	(17,095)
Film costs, net of amortization	$67,009	$33,276

Amortization expense for film costs for the years ended December 31, 2023 and 2022, was $13,290 thousand and $5,144 thousand respectively.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of December 31, 2023 are as follows (in thousands):

Years Ending December 31:	Amount
2024	$7,241
2025	8,182
2026	2,041
2027	547
2028	—
Total	$18,011

Intangible Assets

The Company has trademarks and copyrights for The Chosen, that is amortized over its economic life of 10 years and comprises the following (in thousands):

	As of December 31,
	2023	2022
Trademark (1)	$63	$61
Copyright (1)	10	10
Accumulated amortization (1)	(11)	(4)
Net carrying value	$62	$67
(1)	Included in Other assets in the Consolidated Balance Sheets.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it has one operating segment, which is also its reportable segment.

Revenue Recognition

Revenue is recognized when control of a good or service is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Significant judgments used in the determination of the amount and timing of revenue recognition include the identification of distinct performance obligations in contracts and estimates of variable consideration.

To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include such estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available.

The Company considers the terms of each arrangement to determine the appropriate accounting treatment. Revenue recognition for each source of revenue is based on the following:

Licensed Content Revenue

The Company primarily earns its revenue from licensing its intellectual property rights related to the Series. Licensed content revenues are primarily earned from licensing agreements which include distribution of the Company’s intellectual property via (i) streaming of digital media (video-on-demand (“VOD”) and subscription video-on-demand (“SVOD”), (ii) physical media (digital versatile discs (“DVDs”) and Blu-ray discs), (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books and printed materials and (vi) merchandise. Under these arrangements, the Company’s performance obligation is a license of functional intellectual property that provides the licensee the right to use the Company’s internally produced programming, or uploaded marketing advertisements, as it exists at a point in time.

For licensed content revenue, the Company applies the sales-based or usage-based royalty guidance, and accordingly, recognizes revenue in the period when the customer’s sale or usage occurs. An estimate of variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

For licensed content arrangements that include the right to exploit multiple seasons with a fixed upfront payment, the availability of each season is considered a separate performance obligation and the fixed payment is allocated to each season on a relative standalone selling price basis. Estimation of standalone selling prices requires judgment, which can impact the timing of recognizing revenues. Revenue is recognized when the season is available for use by the licensee. The Company recognizes revenue at the point in time it fulfills its performance obligation, which is evidenced when each season of the Series is made available.

Merchandise and Other Revenue

The Company generates revenues from online store and wholesale sales of The Chosen merchandise and physical media products. The Company contracts with third parties to fulfill orders. Revenue earned from sales of merchandise may be recognized gross or net depending on the terms of the arrangement. The Company may make estimates related to variable consideration at the point of sale, including estimates for refunds and product returns.

For merchandise sales made directly to end consumers, the Company is acting as the principal in these arrangements involving a third-party and therefore revenue earned, and costs incurred are recognized on a gross basis as the Company has control and is responsible for providing the merchandise to the customer, ensuring customer satisfaction and has full discretion in establishing the price for the merchandise. Revenues are recognized at a point time, as control is transferred to the customer upon shipment.

The Company also utilizes third-party distributors to sell merchandise to retailers. The Company has evaluated whether it is the principal or agent in these relationships. The Company has determined that it is the principal in all cases, as it retains the responsibility for fulfillment, legal title, and risk of loss, until the point of sale to the retailer, which the Company determined is its customer. Revenues are recognized at a point time, as control is transferred to the customer upon shipment. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities and as such are included in Cost of revenues in the Consolidated Statements of Operations.

Other revenue consists of ticket revenues and fixed sponsor fees for events and experiences related to The Chosen. Revenue from event promotion or production is recognized when the event occurs. If revenue is collected before the event, it is recorded as a component of deferred revenue until the event takes place.

Contribution Revenue

The Company also generates revenues from funds received under a non-reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to be used in furtherance of the charitable purposes of CAS, which include the production of the Series. Contributions received from voluntary donations pursuant to the agreement with CAS are reported as Contribution revenues in the Consolidated Statement of Operations in accordance with ASC Topic 958, Not-for-Profit Entities, being a core source of revenue from the Series and used to market, produce and distribute the Series. Revenue from these contributions is recognized in the period that the Company receives the contribution in accordance with ASC 958, as the contributions received under the agreement are non-exchange transactions and are not subject to conditions or restrictions.

On October 31, 2023, the Company entered into the Second Amendment to the Contribution Agreement with CAS, (the “Second Amendment”).  While the Second Amendment modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company.  As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.  In future periods, the Company expects that Contribution Revenue will be replaced by production funding through a new agreement with CAS for the fifth, sixth, and seventh season (see CAS Transactions above).

The following table presents the Company’s revenue disaggregated by licensed content and merchandise revenues as well as contribution revenues (in thousands):

	Year Ended December 31,
	2023	2022
Licensed content	$24,180	$21,913
Merchandise	26,895	5,978
Other	869	—

Licensed content and merchandise revenues	$51,944	$27,891
Contribution revenues	28,985	2,641
Revenues	$80,929	$30,532

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets as of December 31, 2023 and 2022.

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

The following table presents contract liabilities included in the following on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2023	2022
Accrued expenses and other current liabilities	$1,142	$165
Other noncurrent liabilities (1)	1,928	2,571
Total	$3,070	$2,736
(1)	This amount reflects the cash payment received from the CAS Transactions for performance obligations that were not satisfied as of December 31, 2023.

Revenue recognized during the year ended December 31, 2023, from amounts included in total contract liabilities as of December 31, 2022, was $808 thousand. There was no revenue recognized from amounts included in total contract liabilities for the year ended December 31, 2022.

Distribution and marketing

Distribution and marketing include costs to promote the Series and primarily include marketing on social and digital platforms to promote the Series as well as costs for producing marketing and managing the exploitation of the licensed content of the Series to both domestic and international audiences. Marketing production costs are deferred until the period in which the marketing takes place. All other marketing costs are expensed as incurred. Distribution and marketing expenses for the years ended December 31, 2023 and 2022 totaled $21,778 thousand and $5,772 thousand, respectively. The deferred marketing costs were $1,018 thousand and $0 thousand as of December 31, 2023 and 2022, respectively, included as Prepaid assets on the Consolidated Balance Sheets.

401(k) Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. The company matches employee contributions in accordance with the current plan design and Board of Directors approval. During the years ended December 31, 2023 and 2022, the Company contributions to the plan amounted to $440 thousand and $0, respectively.

Accrued expenses and other current liabilities

As of December 31, 2023 and 2022, respectively, accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued participant royalties	$2,564	$1,383
Accrued compensation	1,527	273
Credit card liabilities	1,489	—
Deferred revenues	1,142	165
Accrued inventory purchases	1,020	—
Dividends payable	—	10,417
Income tax payable	405	—
Other	760	589
Accrued expenses and other current liabilities	$8,907	$12,827

Income Taxes

The Company is a Delaware corporation which has elected to be taxed as a C-Corporation. Under this structure, the Company is liable for the income taxes on the Company’s income or loss at the federal and state levels. Its members are also liable for income taxes on any distributions (dividends) received from the Company. The Company recorded state income taxes payable of $405 thousand and $0 thousand as of December 31, 2023 and 2022, respectively. Both federal and state income taxes receivable are included in other current assets on the Consolidated Balance Sheets.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are considered to be realizable. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that deferred tax assets would be realized in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has decided not to record a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022.

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred provision for income tax	$(2,534)	$30
Current income taxes	405	(276)
Provision (benefit) for income taxes	$(2,129)	$(246)

A reconciliation of the provision (benefit) for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Expected tax expense (benefit) at U.S. Federal statutory rates	$(2,328)	$(597)
State income taxes (benefit), net of Federal income tax effect	(147)	(112)
Non-controlling interest	1,278	452
Statutory rate change	(250)	—
Other	(682)	11
Provision (benefit) for income taxes	$(2,129)	$(246)
Effective tax rate	19%	9%

Significant components of the Company’s deferred tax liability consisted of the following (in thousands):

	As of December 31,
	2023	2022
Film costs	$15,900	$8,073
Cash basis adjustments	(5)	917
Net operating loss carryforwards	(15,500)	(7,719)
Right of use assets	211	134
Lease liabilities	(172)	(129)
Property and equipment	2,690	3,828
Section 174 capitalization	(196)	—
Other	(358)	—
Deferred tax liability, net	$2,570	$5,104

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. The Company records interest and penalties related to uncertain tax positions in Income tax expense in the Consolidated Statements of Operations.

As of December 31, 2023 and 2022, the Company had unrecognized tax benefits and uncertain tax positions of $349 thousand and $0 thousand, respectively. If recognized, $349 thousand of unrecognized tax benefits would affect our effective tax rate. During 2023, we recorded a reserve of $349 thousand and $60 thousand of interest and $0 thousand penalties related to tax filing positions across various jurisdictions.

Changes in unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below (in thousands):

	Year ended December 31,
	2023	2022
Balance, beginning of year	$—	$—
Increases in tax positions for prior years	349	—
Increases in tax positions for current years	—	—
Decreases in tax positions for prior years	—	—
Decreases in tax positions for current years	—	—

Decreases related to settlements with taxing authorities	—	—
Balance, end of year	$349	$—

Note 2 - Commitments and Contingencies

Commitments

Refer to Note 3 Leases and Note 4 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Litigation

As of October 18, 2022, the Company had entered into a non-exclusive license agreement (“Content License Agreement”) with Angel Studios, Inc. (“Angel”) pursuant to which the Company granted Angel a non-exclusive license to exploit the Series in exchange for a defined share of Angel’s revenues from such exploitation.  As described in the Form 8-K filed on April 10, 2023 by the Company, the Company delivered to Angel a Notice of Termination of the Content License Agreement on April 4, 2023 due to Angel’s previously noticed and uncured material breaches of the Content License Agreement.  Initially, the Company elected to hold the termination in abeyance pending binding arbitration of the dispute with Angel, which the Company initiated on April 6, 2023. On October 15, 2023, following additional noticed and uncured material breaches by Angel, the Company delivered to Angel a second Notice of Termination, with such termination of the Content License Agreement to be effective as of October 20, 2023.  The arbitration the Company initiated to resolve the dispute on April 6, 2023 is ongoing.  While there is no guarantee of the ultimate outcome of the arbitration proceedings, the Company, after consultation with legal counsel, does not believe these proceedings will have a material negative impact on the Company’s financial position, results of operations, or liquidity.

Note 3 - Leases

The Company has operating leases for some of the Company’s operating and office facilities. The leases expire at various dates through 2026 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. In September 2023, the Company terminated all of its finance lease agreements.

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Right-of-use assets (1)
Operating leases	$891	$889
Finance leases	—	86
Total right-of-use assets	$891	$975

Short-term lease liabilities (2)
Operating leases	$359	$533
Finance leases	—	19
	$359	$552
Long-term lease liabilities (3)
Operating leases	$368	$338
Finance leases	—	68
	$368	$406

Total lease liabilities	$727	$958
(1)	Included in Other assets in the Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Lease costs
Finance lease cost
Amortization of right-of-use assets	$15	$13
Interest on lease liabilities	3	3
Operating lease cost	733	204
Variable and short-term lease cost	2,632	—
Total lease cost	$3,383	$220

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$3	$15
Operating cash flows for operating leases	653	156

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$492	$1,105
Finance leases	—	99

Supplemental balance sheet information related to leases consisted of the following (in thousands):

As of and for the
Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years):

Operating leases	2.32 years	2.44 years
Finance leases	—	4.33 years

Weighted average discount rate:
Operating leases	3.07%	4.71%
Finance leases	0%	4.26%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating
Leases
2024	$390
2025	235
2026	151
2027	—
2028	—
Thereafter	—
Total lease payments	$776
Imputed interest	(49)
Total lease liability	$727

Note 4 - Debt

On July 29, 2022, the Company obtained a $15,000 thousand line of credit for no issuance costs and a maturity date of August 1, 2023. The line of credit accrues interest at the Wall Street Journal Prime Rate plus 1%. The line of credit is secured by the intellectual property owned by the Company. On October 4, 2022, the line of credit was extended by another $10,000 thousand for a total commitment of $25,000 thousand. As of November 29, 2022, all outstanding amounts borrowed under this line of credit have been paid in full and the line of credit was terminated.

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

In addition, upon the occurrence of certain events, the Company’s repayment of the outstanding principal balance may be accelerated or be declared immediately due. Such events include voluntary or involuntary bankruptcy, change of control, corporate arrangement, or other customary events of default. The loan is secured by the intellectual property owned by the Company, whereby CAS receives a first-priority continuing senior security interest.

On October 31, 2023, Company and CAS mutually agreed to renegotiate certain terms of the financing arrangement with CAS, executing the Second Amendment on October 31, 2023. The Second Amendment was accounted for as a debt modification in accordance with ASC 470. The modification resulted in a restated aggregate principal of $145,500 thousand, less a debt discount of $221 thousand and $7,217 thousand of incremental debt issuance costs paid to CAS. The amended loan accrues interest at a rate per annum (“Interest Rate”), equal to the median secured overnight financing rate (“SOFR”) published by the Federal Reserve, plus two percent (2)%. The Company is required to repay the interest on the loan quarterly, following each calendar quarter. The loan is recorded applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event.

Capitalized debt issuance costs and debt discounts are reflected as a deduction of the carrying amount of the related debt in the Consolidated Balance Sheets and amortization is recorded within interest expense in the Consolidated Statements of Operations.

The following table presents debt on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2023	2022
Long-term debt (1)	$137,660	$142,971
Current portion of long-term debt (2)	—	1,911
Total long-term debt	$137,660	$144,882
(1)	Included in Long-term debt and lease liabilities, net in the Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Consolidated Balance Sheets.

Long-term debt is net of unamortized debt issuance costs and debt discounts of $7,840 thousand and $688 thousand as of December 31, 2023 and 2022, respectively.

Note 5 - Equity

The Chosen, Inc.

On November 29, 2022, (a) the 13,900,000 Common Units of the members of The Chosen, LLC that were outstanding were converted into 6,950,000 shares of Common Stock, with $0.001 par value per share, on a one - to - one - half basis, designated as Series A Common Stock; and (b) the 11,190,030 Class A Preferred Units that were outstanding were converted into 5,595,015 shares of Series A Preferred Stock, with $0.001 par value per share, on a one - to - one - half basis, designated as Series A Preferred Stock. None of the authorized Class B Preferred Units were outstanding and accordingly, all of the authorized Class B Preferred Units were terminated.

Each share of Series A Preferred Stock is entitled to a dividend at the rate of up to 120% of the original issue price of $2.00 (“Dividend”), and upon payment of the Dividend, such share will automatically convert, without any action on the part of the Company’s stockholders, into a share of the Company’s Series B common stock with $0.001 par value per share (“Series B Common Stock”), on a one - to - one basis, and shall be entitled to any further distributions pro rata with Series A Common Stock.

A dividend of $2.40 for each outstanding share of Series A Preferred Stock totaling $13,428 thousand was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon receipt of payment of the dividend, each share of Series A Preferred Stock is converted into one share of Series B Common Stock. As of December 31, 2022, the Company paid $3,011 thousand of the declared dividend, representing 1,254,391 shares. In March 2023, the Company paid the remaining dividend to holders of Series A Preferred Stock totaling $10,417 thousand or $2.40 per share to all remaining Series A Preferred Stockholders. As such, as of December 31, 2023 all Series A Preferred Stock have been converted to Series B Common Stock.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

The Chosen, LLC

Each of the Company’s Common Units and Class A Preferred Units had one vote. The Class A Preferred Units were issued at $1.00 per unit. If and when distributions were made, distributions would have first been made to the Class A Unitholders until 120% of $1 per Class A Preferred Unit had been distributed to the Class A Unitholders in proportion to their interest. Thereafter, distributions would have been made to the holders of the Common Units and the Class A Unitholders in proportion to their interest. Other than the distribution preference aforementioned, the Class A Preferred Units held no other economic or voting preference to the Common Units.

The Company authorized 2,857 thousand non-voting Class B Preferred Units, none of which were issued and outstanding. After any issuance of Class B Preferred Units, and if and when distributions were made, holders of the Class B Preferred Units (“Class B Unitholders”) were entitled to distributions after the Class A Unitholders and before Common Unitholders until 110% of $7 per Class B Preferred Unit had been distributed to the Class B Unitholders in proportion to their interest.

Note 6 - Related Party Transactions

In 2018, the Company entered into an exclusive VOD and subscription licensing agreement with Angel Studios, which was a member of the Company, for distribution of the Company’s television series. This agreement was amended in November 2019 and September 2020 to refine certain terms (collectively, the “2018 Angel Studios License Agreement”). On October 18, 2022, the Company entered into a new agreement with Angel Studios which replaced the 2018 Angel Studios License Agreement and grants Angel Studios the right to a limited, non-exclusive and non-sublicensable license to distribute the Company’s television series solely on the Angel App. Any existing sublicensing rights that were granted to Angel Studios under the 2018 Angel Studios License Agreement shall be set to expire, and all rights thereafter shall be exclusively retained by the Company. In October 2022 the Company repurchased the Common Units previously held by Angel Studios and thus is no longer considered a related party.

The Company recognized revenue from transactions with related parties of $0 thousand and $13,048 thousand during the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, and December 31, 2022, there were no related party receivable balances.

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. In total, the Company recognized expenses from transactions with related parties for writer fees and book royalties of $521 thousand and $281 thousand during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, and December 31, 2022, there were related party liability balances of $6 thousand and $19 thousand respectively.

Note 7 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through April 1, 2024, the date the consolidated financial statements were available to be issued.

Lease Amendment –The Company had an existing executed five-year lease for the film campus, which expires in October 2026 (with four automatic 10 year renewal terms upon expiration). On March 1, 2024, the Company executed an amendment to its existing lease with the Salvation Army to include the Capernaum Village film set, which was previously covered under a separate temporary film use agreement, thereby covering both the film set and film campus under a single lease agreement.