Form 10-Q
period 2024-03-31
Chosen, Inc.
filed 2024-05-15
CIK 1733443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act

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

At May 15, 2024, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,595,015 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

The Chosen, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$19,117	$65,179
Accounts receivable, net of allowances of $864 and $855 at March 31, 2024 and December 31, 2023, respectively	23,712	8,325
Inventory	15,138	15,060
Prepaid assets	4,947	2,867
Other current assets	1,882	1,259
Total current assets	64,796	92,690
Property and equipment, net	39,549	37,450
Film costs, net	64,401	67,009
Other assets	1,085	1,056
Deferred tax asset, net	3,582	—
Total assets	$173,413	$198,205
Liabilities and Equity
Accounts payable	$8,365	$10,843
Accrued expenses and other current liabilities	11,020	8,907
Current portion of long-term debt and lease liabilities	417	359
Total current liabilities	19,802	20,109
Long-term debt and lease liabilities, net	138,286	138,028
Other noncurrent liabilities	2,560	3,078
Deferred tax liability, net	—	2,570
Total liabilities	160,648	163,785
Commitments and contingencies
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 and 6,950 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,595 and 5,595 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings (deficit)	(5,810)	14,435
Noncontrolling interest	8,325	9,735
Total equity	12,765	34,420
Total liabilities and equity	$173,413	$198,205

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Licensed content and merchandise revenues	$27,537	$15,987
Contribution revenues	—	8,726
Total revenues	27,537	24,713

Cost of revenues	10,327	5,910
Distribution and marketing	14,770	2,753
Amortization of film costs	10,839	3,988
Depreciation and amortization	2,826	2,145
General and administrative	13,956	5,358
Net operating income (loss)	(25,181)	4,559
Interest income	293	920
Interest expense	(2,955)	(365)
Other income (expense)	166	16
Net income (loss) before income taxes	(27,677)	5,130
Benefit (provision) for income taxes	6,022	(1,614)
Net income (loss)	(21,655)	3,516
Net loss attributable to noncontrolling interest	1,410	1,268
Net income (loss) attributable to The Chosen, Inc.	$(20,245)	$4,784
Net income (loss) attributable to Common Stock/Common Units	$(20,245)	$4,784
Earnings (loss) per Common Stock/Common Units, basic and diluted(1)	$(1.61)	$0.38
Weighted average Common Stock/Common Units outstanding, basic and diluted(1)	12,545	12,545
(1)	Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 3).

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Stockholders’ Equity

	Series A		Series B		Series A
	Common Stock		Common Stock		Preferred Stock		Additional		Non
							Paid-In	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings (deficit)	Interest	Equity
Balance as of December 31, 2022	6,950	$7	1,254	$1	4,341	$5	$10,237	$18,004	$10,100	$38,354
Conversion to Series B Common Stock	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	110	110
Net income (loss)	—	—	—	—	—	—	—	4,784	(1,268)	3,516
Balance as of March 31, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$22,788	$8,942	$41,980

Balance as of December 31, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$14,435	$9,735	$34,420
Net income (loss)	—	—	—	—	—	—	—	(20,245)	(1,410)	(21,655)
Balance as of March 31, 2024	6,950	$7	5,595	$6	—	$—	$10,237	$(5,810)	$8,325	$12,765

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(21,655)	$3,516
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	2,826	2,145
Amortization of film costs	10,839	3,988
Deferred income tax (benefit) provision	(6,152)	1,614
Amortization of debt issuance costs	—	33
Accretion of debt discount and issuance costs	258	—
Non-cash lease expense	108	16
Allowance for credit losses	43	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15,511)	(2,958)
(Increase) decrease in inventory	(78)	(1,044)
(Increase) decrease in prepaids and other current assets	(2,703)	(1,046)
(Increase) decrease in film costs	(8,267)	(7,015)
Increase (decrease) in accounts payable	(2,668)	(264)
Increase (decrease) in accrued expenses and other current liabilities	1,197	4,228
Increase (decrease) in other noncurrent liabilities	(19)	(642)
Net cash flows provided by (used in) operating activities	(41,782)	2,571
Cash flows from investing activities
Acquisition of property & equipment	(4,280)	(529)
Net cash flows provided by (used in) investing activities	(4,280)	(529)
Cash flows from financing activities
Contributions from noncontrolling interest member	—	110
Principal paid on finance lease	—	(5)
Principal paid on debt	—	(347)
Dividends paid	—	(10,417)
Net cash flows provided by (used in) financing activities	—	(10,659)
Net change in cash and cash equivalents	(46,062)	(8,617)
Cash and cash equivalents, beginning of period	65,179	124,790
Cash and cash equivalents, end of period	$19,117	$116,173
Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	2,697	365
Cash received for interest	293	—
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	643	—
Accounts payable and accrued expenses and other current liabilities related to film costs, net	463	—

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

The condensed consolidated financial statements of The Chosen, Inc., its wholly owned subsidiaries, and its variable controlling interest in Impossible Math, LLC (collectively the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 . The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.

The Company changed the presentation of operating expenses related to distribution activities in its Annual Report on Form 10-K. Distribution related expenses were reclassified from General and administrative costs to Distribution and marketing costs (See Note 1 and the Company’s Annual Report for the year ended December 31, 2023 for further information). The change in presentation and classification has been applied retrospectively to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023, resulting in an increase to Distribution and marketing costs of $1,126 thousand, and a decrease to General and administrative costs of $1,126 thousand.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report for the year ended December 31, 2023.

Going Concern

In the consolidated financial statements for the year ending December 31, 2023, the Company had previously disclosed substantial doubts about its ability to continue as a going concern, which the Company determined the Company’s plans were probable to be implemented and that they alleviate the substantial doubt about the Company's ability to continue as a going concern. On May 13, 2024, the Company and Come and See Foundation, Inc. (“CAS”) signed the Asset Purchase Agreement, which provides for a series of transactions by and among the Company and CAS, following which the Company believes it has enough financial resources to fund its operations, meet its capital requirements, and fulfill its anticipated obligations in the next twelve months. Therefore, the Company has determined that the conditions and events that raised these substantial doubts no longer exist and the condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Refer to Note 11 Subsequent Events, for further information on the agreement with CAS.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2024 and December 31, 2023, the bank balance exceeded the federally insured limit by $11,443 thousand and $19,028 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues. For the three months ended March 31, 2024 and March 31, 2023, 74.3% and 69.3%, respectively, of the Company’s revenues were collectively with two and one major customers, respectively. As of March 31, 2024 and December 31, 2023, 89.6% and 83% respectively, of the Company’s accounts receivable were due from the two and one major customers, respectively.

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

Under these arrangements, the Company’s performance obligation is a license of functional intellectual property that provides the licensee the right to use the Company’s internally produced programming, or uploaded marketing advertisements, as it exists at a point in time. Merchandise revenue is generated from online store and wholesale sales of The Chosen merchandise and physical media products. The Company contracts with third parties to fulfill orders and also utilizes third-party distributors to sell merchandise to retailers.

Prior to the Second Amendment to the Contribution Agreement with CAS on October 31, 2023, the Company also generated revenues from funds received under a non-reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to be used in furtherance of the charitable purposes of CAS, which included the production of the Series. However, after the Second Amendment to the Contribution Agreement, the Company no longer receives the contribution revenue. Contributions that were received from voluntary donations pursuant to the agreement with CAS were reported as Contribution revenues in the Consolidated Statement of Operations in accordance with ASC Topic 958, Not-for-Profit Entities.

The following table presents the Company’s revenue disaggregated by licensed content and merchandise revenues as well as contribution revenues (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Licensed content	$22,816	$8,543
Merchandise	4,721	7,444
Licensed content and merchandise revenues	$27,537	$15,987
Contribution revenues	—	8,726
Total revenues	$27,537	$24,713

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets as of March 31, 2024, and December 31, 2023.

Contract liabilities are recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. The Company’s contract liabilities primarily consist of deferred revenue for cash received related to licensed content arrangements under which a payment has been received and the content has not yet been made available to the customer and cash received related to merchandise arrangements under which a payment has been received and the order is pending fulfillment. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer.

The following table presents contract liabilities included in the following on the Consolidated Balance Sheets (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Accrued expenses and other current liabilities	$1,778	$1,142
Other noncurrent liabilities (1)	1,286	1,928
Total	$3,064	$3,070
(1)	This amount reflects the cash payment received from the CAS transaction for outstanding performance obligations as of March 31, 2024 and December 31, 2023, respectively.

Revenue recognized during the three months ended March 31, 2024, from amounts included in total contract liabilities as of December 31, 2023, was $830 thousand. Revenue recognized for three months ended March 31, 2023 from amounts included in total contract liabilities as of December 31, 2022 was $165 thousand.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which involves the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company. Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the three months ended March 31, 2024 have been presented as a single class of common stock.

All Series A Preferred Stock were previously reflected as converted into Class B Common Stock for basic EPS as of December 31, 2022 following the declaration of the Dividend to Series A Preferred Stockholders (See Note 1 and the Company’s Annual Report for the year ended December 31, 2023). As of March 31, 2024, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

As of March 31, 2024 and December 31, 2023, inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Raw materials	$175	$175
Finished goods	15,618	15,540
Inventory reserve	(655)	(655)
Inventory	$15,138	$15,060

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following:

	As of
	March 31,	December 31,	Estimated
	2024	2023	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized Software	3,389	2,690	3
Buildings and improvements	48,660	37,297	4 – 30
Equipment	866	791	3 – 15
Furniture and fixtures	80	80	5
Vehicles	484	484	8
Construction in process	855	8,069
Property and equipment, gross	54,424	49,501
Accumulated depreciation	(14,875)	(12,051)
Property and equipment, net	$39,549	$37,450

No impairment of property and equipment was recorded during the three months ended March 31, 2024 and December 31, 2023. Depreciation of property and equipment was $2,826 thousand and $2,145 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Released and completed film costs	$93,785	$48,395
Not released, in production film costs	8,387	44,737
In development or preproduction film costs	3,453	4,262
Film costs, gross	105,625	97,394
Accumulated amortization	(41,224)	(30,385)
Film costs, net of amortization	$64,401	$67,009

Amortization expense for film costs for the three months ended March 31, 2024 and 2023, was $10,839 thousand and $3,988 thousand, respectively.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of March 31, 2024 are as follows (in thousands):

Years Ending December 31:	Amount
Remainder of 2024	$13,473
2025	15,982
2026	9,551
2027	9,711
2028	3,844
Total	$52,561

Leases

The Company has operating leases for some of the Company’s office facilities and vehicles. The leases expire at various dates through 2026 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Right-of-use assets (1)
Operating leases	$942	$891
Finance leases	—	—
Total right-of-use assets	$942	$891

Short-term lease liabilities (2)
Operating leases	$417	$359
Finance leases	—	—
	$417	$359
Long-term lease liabilities (3)
Operating leases	$367	$368
Finance leases	—	—
	$367	$368

Total lease liabilities	$784	$727
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	March 31,	March 31,
	2024	2023
Lease costs
Finance lease cost
Amortization of right-of-use assets	$—	$5
Interest on lease liabilities	—	1
Operating lease cost	134	176
Variable and short-term lease cost	463	191
Total lease cost	$597	$373

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	March 31,	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$5
Operating cash flows for operating leases	128	161

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79	$293
Finance leases	—	—

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Weighted average remaining lease term (in years):
Operating leases	2.10 years	2.60 years
Finance leases	—	4.08 years

Weighted average discount rate:
Operating leases	6.63%	6.17%
Finance leases	—%	4.26%

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$360	$—
2025	295	—
2026	181	—
2027	—	—
2028	—	—
Thereafter	—	—
Total lease payments	837	—
Imputed interest	(53)	—
Total lease liability	$784	$—

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023

Accrued participant royalties	$4,309	$2,564
Accrued compensation	3,053	1,527
Contract liabilities	1,778	1,142
Credit card liabilities	651	1,489
Income tax payable	405	405
Accrued inventory purchases	57	1,020
Other	767	760
Accrued expenses and other current liabilities	$11,020	$8,907

Note 5 - Debt

On November 29, 2022, the Company entered into a financing agreement with CAS with an aggregate principal of $145,500 thousand. This loan has no maturity date with no fixed repayment schedule and is non-interest bearing for the first seven years, after which the loan accrues interest at the then-current applicable federal rate. The Company is required to repay the loan on a quarterly basis, utilizing a specified percentage of 5% applied to the proceeds received from certain of the Company’s licensed content and merchandise revenues, which continues to be paid to CAS after the aggregate principal balance is settled. The loan is recorded applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event.

In addition, upon the occurrence of certain events, the Company’s repayment of the outstanding principal balance may be accelerated or be declared immediately due. Such events include voluntary or non-voluntary bankruptcy, change of control, corporate arrangement, or other customary events of non-performance. The loan is secured by the intellectual property owned by the Company, whereby CAS receives a first-priority continuing senior security interest.

On October 31, 2023, the Company and CAS mutually agreed to reevaluate certain terms of the financing arrangement with CAS, executing the Second Amendment on October 31, 2023. The Second Amendment was accounted for as a debt modification in accordance with ASC Topic 470, Debt. The modification led to an adjusted aggregate principal of $145,500 thousand,minus a debt discount of $221 thousand and $7,217 thousand of additional debt issuance costs paid to CAS. The amended loan accrues interest at a rate per annum (“Interest Rate”), equal to the median secured overnight financing rate (“SOFR”) published by the Federal Reserve, plus two percent (2)%. The Company must repay the interest on the loan quarterly, following each calendar quarter. The loan is recorded applying the effective interest method over life of the loan, based on the expected maturity date of November 22, 2029.

The following table presents debt on the Consolidated Balance Sheets (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Long-term debt (1)	$137,918	$137,660
Current portion of long-term debt (2)	—	—
Total long-term debt	$137,918	$137,660
(1)	Included in Long-term debt and lease liabilities, net in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

Long-term debt is net of unamortized debt issuance costs of $7,581 thousand and $7,840 thousand as of March 31, 2024 and December 31, 2023, respectively.

Note 6 - Equity

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

Note 7 - Income Taxes

	Three Months Ended
	March 31,
	2024	2023
Provision (benefit) for income taxes	$(6,022)	$1,614
Effective tax rate	22%	31%

The effective tax rates for the three months ended March 31, 2024 and March 31, 2023 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”) and the benefit of state income taxes, net of Federal income tax effect.

The decrease in the effective tax rate for the three months ended March 31, 2024 was primarily due the impact from the net loss attributable to NCI of $1,410 thousand offset by the benefit of state income taxes, net of Federal income tax effect of $755 thousand.

Note 8 – Employee Benefits

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. During the three months ended March 31, 2024 and 2023, the Company contributions to the plan amounted to $130 thousand and $119, respectively.

Note 9 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. In total, the Company recognized expenses from transactions with related parties for writer fees and book royalties of $19 thousand and $22 thousand during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, and March 31, 2023, there were related party liability balances of $2 thousand and $22 thousand respectively.

Note 10 - Commitments and Contingencies

Commitments

Under the Company’s current license agreement with Angel Studios, the Company is required to remit payments to Angel Studios, in perpetuity, based on a specified percentage of certain of the Company’s revenues derived from The Chosen series.

Refer to Note 4 Balance Sheet Components and Note 5 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Litigation

As of October 18, 2022, the Company had entered into a non-exclusive license agreement (“Content License Agreement”) with Angel Studios, Inc.(“Angel”) pursuant to which the Company granted Angel a non-exclusive license to exploit the Series in exchange for a defined share of Angel’s revenues from such exploitation. As described in the Form 8-K filed on April 10, 2023 by the Company, the Company delivered to Angel a Notice of Termination of the Content License Agreement on April 4, 2023 due to Angel’s previously noticed and uncured material breaches of the Content License Agreement. Initially, the Company elected to hold the termination in abeyance pending binding arbitration of the dispute with Angel, which the Company initiated on April 6, 2023. On October 15, 2023, following additional noticed and uncured material breaches by Angel, the Company delivered to Angel a second Notice of Termination, with such termination of the Content License Agreement to be effective as of October 20, 2023. The arbitration the Company initiated to resolve the dispute on April 6, 2023 is ongoing. While there is no guarantee of the ultimate outcome of the arbitration proceedings, the Company, after consultation with legal counsel, does not believe these proceedings will have a material negative impact on the Company’s financial position, results of operations, or liquidity.

Note 11 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through May 15, 2024, the date the consolidated financial statements were available to be issued.

On May 13, 2024, The Chosen, Inc. entered into an Asset Purchase Agreement (the “APA”) with the nonprofit corporation Come and See Foundation, Inc.  Contemporaneously therewith, the Company issued a promissory note in favor of CAS, in the principal amount of approximately $11,684 thousand (the “Bridge Note”), in exchange for CAS’s making a short-term loan to the Company for such same amount.

Asset Purchase Agreement

The transactions contemplated by the APA are intended to re-define the terms of an existing business relationship between the Company and CAS, pursuant to which (i) CAS currently owns the intellectual property rights to the episodic television program entitled The Chosen, including the first four existing seasons in distribution and all unproduced seasons of episodes, plus derivatives (collectively with the Series, the “The Chosen Programs”) and licenses the Commercial Rights (as defined below), including, without limitation, the right to develop, produce, distribute and market The Chosen Programs (collectively, the “Commercial Rights”), to the Company on an exclusive basis, subject to CAS’s retention of certain rights to distribute and market The Chosen Programs to the non-profit sector, pursuant to a License Agreement, dated as of November 29, 2022, by and between the Company and CAS (the “Existing License Agreement”) and (ii) the Company currently develops, produces, distributes, and markets The Chosen Programs with funding from CAS pursuant to an existing Contribution Funding and Production Agreement, dated as of November 29, 2022, between CAS and the Company (as successor-in-interest to The Chosen, LLC, a Utah limited liability company), as the same has been amended from time to time (the “Existing Funding Agreement”).

The APA provides for, subject to certain terms and conditions, the entry into (i) a Production Services and Funding Agreement (the “PSFA”) between CAS and The Chosen Texas, LLC, a subsidiary of the Company (“TCT”), and (ii) an Amended and Restated Distribution License and Marketing Services Agreement (the “DMA”, and together with the PSFA and APA, the “CAS Agreements”) between CAS and Company.  The PSFA and the DMA, together, contain the terms pursuant to which the Company will continue, after the consummation of the transactions contemplated by the APA (the “Closing”), develop, produce, distribute, and market The Chosen Programs.

Under the terms of the APA and the other CAS Agreements, the Company has agreed to (i) transfer the Commercial Rights and certain other assets to CAS, (ii) re-license the Commercial Rights from CAS and distribute and market The Chosen Programs on an exclusive basis subject to royalty and other terms set forth in the DMA, (iii) provide for the cancellation of the existing indebtedness owed by the Company to CAS and (iv) terminate the Existing Funding Agreement and implement the PSFA, pursuant to which the Company will be engaged to provide production services to CAS in respect of The Chosen Programs and CAS will continue fund the Company’s activities in respect of The Chosen Programs.

The consideration payable to the Company under the APA will consist of:

(i)	the cancellation of all of the existing indebtedness owed by the Company to CAS, which includes approximately $145,500 thousand of existing indebtedness owed by the Company to CAS under the Existing Funding Agreement, and approximately $11,684 thousand of indebtedness under the Bridge Note, and any accrued but unpaid interest thereon as of the Closing Date; and
(ii)	up to approximately $85,000 thousand of certain milestone payments, which may be paid following the Closing to the extent earned upon the completion and delivery of seasons 5, 6, and 7, respectively, of the Series.

The Closing will take place on the second business day following the satisfaction or waiver of the closing conditions or such other date as the parties may mutually determine (the “Closing Date”).  The conditions to Closing include, among other things, at least twenty (20) calendar days having elapsed from the date of filing and distribution of the Company’s definitive information statement on Schedule 14C to its stockholders with respect to the transaction under the APA, the accuracy of representations and warranties, material performance of covenants, and no occurrence of a material adverse effect.

Bridge Note

The Bridge Note bears interest at a rate equal to 7% per annum and matures and becomes payable by the Company on the earliest of the Closing Date, the termination of the APA and the date on which all amounts under the Bridge Note become due and payable due to the occurrence of an Event of Default (as defined in the Bridge Note).  Events of Default include (as more fully described in the Bridge Note):

●	the Company’s failure to pay any amount of principal or interest when due;
●	the Company’s breach of any representation or warranty made to CAS pursuant to the Bridge Note;

●	the Company’s breach or failure to perform any of its covenants, agreements, or obligations under the Bridge Note (including, without limitation, not to undertake a major transaction, e.g. a merger or other sale transaction other than as contemplated by the APA or incur any additional non-ordinary course indebtedness without CAS’s consent);
●	certain cross-defaults under any other existing indebtedness of the Company, the APA or any ancillary agreement thereto, or any other material contract to which the Company is a party;
●	certain bankruptcy proceedings; and
●	certain judgments or decrees against the Company.

All of the Company’s obligations under the Bridge Note will become immediately due and payable upon the occurrence of any Event of Default.

The Company determined the transaction contemplated through the CAS Agreements does not qualify for reporting as discontinued operations presentation as it is not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished from the rest of the Company, nor is not considered to represent a strategic shift in the Company’s operations. As of March 31, 2024, the combined net carrying amounts of assets to be disposed of through the APA are film costs of $59,149 thousand, recognized and measured in accordance with ASC Subtopic 926-20, Entertainment—Films—Other Assets—Film Costs, and insignificant carrying value related to copyright and trademark intangible assets. The Company determined there was no impairment loss to be recognized related to film costs as a result of the contemplated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to The Chosen, Inc. (f/k/a The Chosen, LLC) and its subsidiaries, except where the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s registration statement on Form 10K filed with the U.S. Securities and Exchange Commission ( the “SEC”) on April 1, 2024, including the audited consolidated financial statements and the related notes included therein and the consolidated interim financial statements and related notes included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

In addition to our consolidated interim financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and the “Risk Factors” set forth in Part II, Item 1A herein for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Comparison of the Three Months Ended March 31, 2024 and 2023

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Three Months Ended
	March 31,		Change
	2024	2023	2024 vs. 2023

	(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$27,537	$15,987	$11,550	72%
Contribution revenues	—	8,726	(8,726)	(100)%
Total revenues	27,537	24,713	2,824	11%

Cost of revenues	10,327	5,910	4,417	75%
Distribution and marketing	14,770	2,753	12,017	437%
Amortization of film costs	10,839	3,988	6,851	172%
Depreciation and amortization	2,826	2,145	681	32%
General and administrative	13,956	5,358	8,598	160%
Net operating income (loss)	(25,181)	4,559	(29,740)	(652)%
Interest income	293	920	(627)	(68)%
Interest expense	(2,955)	(365)	(2,590)	710%
Other income (expense)	166	16	150	938%
Net income (loss) before income taxes	(27,677)	5,130	(32,807)	(640)%
Benefit (provision) for income taxes	6,022	(1,614)	7,636	(473)%
Net income (loss)	$(21,655)	$3,516	$(25,171)	(716)%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the three months ended March 31, 2024 increased $11,550 thousand, or 72%, as compared to the three months ended March 31, 2023, primarily due to all episodes of Season 4 being released theatrically in the United States, and various Season 4 episodes released internationally in the first quarter of 2024 of $12,430 thousand compared to theatrical releases of two episodes of Season 3 in the first quarter of 2023, partially offset by a decrease in revenues related to merchandise of $2,679 thousand, as merchandise sales were softer in the first quarter of 2024 compared to 2023. The remaining is attributable to an increase in revenues of licensing Seasons 1-3 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Contribution Revenues

Contribution revenues is comprised of contributions received revenues under a non-reciprocal agreement with the CAS for donation proceeds received by CAS through The Chosen App to help fund the future production of the Series. Contribution revenues for the three months ended March 31, 2023 were $8,726 thousand. While the Second Amendment executed in October 2023 modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company. As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.

Cost of Revenues

Cost of revenues primarily include the costs of products, third party expenses to fulfill merchandise sales orders, costs associated with events related to The Chosen, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the three months ended March 31, 2024 increased $4,417 thousand, or 75% as compared to the three months ended March 31, 2023 primarily due to the theatrical release of Season 4. The increase was driven by an increase to costs related to actor theatrical release bonuses of $3,845 thousand and increased actor and residual costs of $2,383 thousand. These cost increases were partially offset by a decrease in cost of sales related to merchandise of $1,811 thousand, as merchandise sales were softer in the first quarter of 2024 compared to 2023.

Distribution and Marketing

Distribution and marketing include costs to promote the Series and primarily includes marketing on social and digital platforms as well as costs for producing marketing and managing the exploitation of the licensed content for both domestic and international audiences. Distribution and Marketing expense for the three months ended March 31, 2024, increased $12,017 thousand, or 437% as compared to the three months ended March 31, 2023, which is primarily attributable to increased marketing costs to promote the theatrical release of Season 4 and extended worldwide distribution of the previously released Seasons. Specifically, the Company released all episodes of Season 4 in theaters across the United States and various Season 4 episodes internationally in 36 countries. The Company also executed four international theatrical premier events (England, Poland, Mexico, and Brazil) in addition to the United States theatrical premier event in Los Angeles, CA. The increases in Distribution and Marketing expenses for the three months ending March 31, 2024 represent strategic expansion in both domestic and international markets which will support future releases of the fifth, sixth, and seventh seasons.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended March 31, 2024 increased $6,851 thousand, or 172%, as compared to the three months ended March 31, 2023, primarily due to the additional amortization of film costs as a result of the release of Season 4 in the first quarter of 2024.

Depreciation and Amortization

Depreciation and amortization of property and equipment for the three months ended March 31, 2024 increased $681 thousand, or 32%, as compared to the three months ended March 31, 2023, primarily due to the Company completing construction on a second soundstage late in the first quarter of 2024.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024, increased $8,598 thousand, or 160%, as compared to the three months ended March 31, 2023, primarily due to, (i) legal, accounting and professional fees of $4,205 thousand primarily attributed to the ongoing arbitration with Angel Studios, the continuing negotiations with CAS on the follow-up to the Second Amendment and other professional services to support various corporate initiatives, (ii) information technology and administrative related expenses of $3,086 thousand primarily attributed to mobile app development and hosting costs, (iii) payroll expenses of $450 thousand primarily attributed to the Company’s growth.

Income Taxes

Income tax benefit for the three months ended March 31,2024 decreased $7,636 thousand or (473%), as compared to three months ended March 31, 2023, primarily due to the impact of the Company’s expected tax benefit at U.S. Federal statutory rates of $5,812 thousand.

The effective tax rate for the three months ended March 31, 2024 decreased 9% as compared to the three months ended March 31, 2023, primarily due to the impact from the net loss attributable to non-controlling interest of $1,410 thousand offset by the benefit of state income taxes, net of Federal income tax effect of $755 thousand.

Liquidity and Capital Resource

Comparison of March 31, 2024 and December 31, 2023

	As of
	March 31,	December 31,
	2024	2023	Change

	(in thousands)
Cash and cash equivalents	$19,117	$65,179	$(46,062)
Long-term debt	138,703	138,387	316

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of March 31, 2024 and December 31, 2023, the Company had cash of $19,117 thousand and $65,179 thousand, respectively. As of March 31, 2024 and December 31, 2023, the Company had long-term debt of $138,703 thousand and $138,387, respectively.

The Company’s primary uses of cash generally relate to film costs. The decrease in cash of $46,062 thousand was primarily attributable to an increase of $8,267 thousand in film costs related to the production of Season 4 and an increase of $15,511 in accounts receivable, partially offset by an increase of $1,197 thousand in accrued expenses and other accrued liabilities and $21,655 thousand in net loss.

The Company’s long-term debt relates to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash needs from known contractual agreements for the next twelve months and beyond.

Comparison of the Three Months Ended March 31, 2024 and 2023

Our cash flow activities were as follows for the periods presented:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$(41,782)	$2,571	$(44,353)
Net cash flows provided by (used in) investing activities	(4,280)	(529)	(3,751)
Net cash flows provided by (used in) financing activities	—	(10,659)	10,659

Operating activities

Net cash flows provided by (used in) operating activities was $(41,782) thousand and $2,571 thousand for the three months ended March 31, 2024 and 2023, respectively. The decrease of net cash flows provided by operating activities of $44,353 thousand was primarily driven by the increase of $12,553 thousand in accounts receivable, an increase of $7,766 thousand in deferred income tax benefit, and by the decrease of $25,088 thousand in net income (loss), exclusive of non-cash items, resulting from cash flows generated from operations.

Investing activities

Net cash flows used in investing activities was $4,280 thousand and $529 thousand for the three months ended March 31, 2024 and 2023, respectively. The increase of net cash flows used in investing activities of $3,751 thousand was primarily driven by the increase in acquisition of property and equipment for the film campus.

Financing activities

There were no financing activities for the three months ended March 31, 2024. The net cash flows used in financing activities of $10,659 thousand for the three months ended March 31, 2023 primarily included dividend payments of $10,417 thousand.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on our Form 10K for the year ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and March 31, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

As disclosed in the Company’s Form 10-K filed with the SEC on April 1, 2024, the Company’s Form 10-Q filed with the SEC on November 14, 2023 and the Company’s Current Reports on Form 8-K filed with the SEC on April 10, 2023 and October 19, 2023, respectively, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the License Agreement. The Company delivered the Termination Notices due to Angel Studios’ material breach of the License Agreement. Such termination was effective on October 20, 2023. See Note 10 of the Company’s interim condensed consolidated financial statements for additional information concerning the termination of the License Agreement. The Company is currently engaged in binding arbitration with Angel Studios to resolve the dispute.

Item 1A Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed within Item 1A “Risk Factors” in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”(4)

3.1	Certificate of Incorporation dated November 29, 2022 (4)

3.2	Bylaws of The Chosen, Inc. (6)

10.1	Exclusive Video-On-Demand and Subscription Video-On-Demand Licensing Agreement by and between The Chosen, LLC and VidAngel, Inc. (3)

10.2	Writer Work-for-Hire Agreement dated October 29, 2019 by and between the Company and Dallas Jenkins (3)

10.3	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Ryan Swanson (3)

10.4	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Tyler Thompson (3)

10.5	Consulting and Coordination Agreement dated August 11, 2020 by and between the Company and VidAngel, Inc. (2)

10.6	Employment Agreement dated July 12, 2020 by and between the Company and Colin McLeod (2)

10.7	Employment Agreement dated July 15, 2020 by and between the Company and Adam Swerdlow (2)

10.8	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves (2)

10.9	Employment Agreement dated August 1, 2020 by and between the Company and Dallas Jenkins (2)

10.10	Contribution Funding and Production Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.11	First Amendment to Contribution Funding and Production Agreement, dated December 19, 2022, by and between The Chosen, Inc. and Come and See Foundation, Inc. (5)

10.12	Second Amendment to Contribution Funding and Production Agreement, dated October 31, 2023, by and between The Chosen, Inc. and Come and See Foundation, Inc. (8)

10.13	IP Assignment Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.14	License Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.15	Short Term Lease Agreement, dated October 1, 2022, by and between the Company and The Salvation Army (7)

10.16	Location Agreement, dated August 4, 2022, by and between the Company and The Salvation Army (7)

10.17	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army (7)

10.18	First Amendment to Ground Lease Agreement, dated March 1, 2023 by and between the Company and the Salvation Army. (9)

10.19	Asset Purchase Agreement, dated May 13, 2024, by and between The Chosen, Inc. and Come and See Foundation, Inc. (10)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.INS	XBRL Instance Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
*	Previously filed.
(1)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-10814) filed with the SEC on May 25, 2018.
(2)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-11312) filed with the SEC on September 3, 2020.
(3)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-K (Commission File No. 24R-00162) filed with the SEC on June 12, 2020.
(4)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 2, 2022.
(5)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 23, 2022.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G filed with the SEC on February 2, 2023.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G/A filed with the SEC on April 3, 2023.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024.

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHOSEN, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: May 15, 2024