Form 10-Q
period 2024-06-30
Chosen, Inc.
filed 2024-08-14
CIK 1733443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

At August 14, 2024, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,595,015 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

The Chosen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$28,158	$65,179
Accounts receivable, net of allowances of $903 and $855 as of June 30, 2024 and December 31, 2023, respectively	25,494	8,325
Inventory	13,990	15,060
Prepaid assets	7,539	2,867
Other current assets	1,906	1,259
Total current assets	77,087	92,690
Property and equipment, net	36,947	37,450
Film costs, net	9,247	67,009
Other assets	881	1,056
Total assets	$124,162	$198,205
Liabilities and Equity
Accounts payable	$7,631	$10,843
Accrued expenses and other current liabilities	14,912	7,765
Current portion of deferred revenue	58,847	1,142
Current portion of long-term debt and lease liabilities	379	359
Total current liabilities	81,769	20,109
Long-term debt and lease liabilities, net of current portion	293	138,028
Deferred revenue, net of current portion	8,475	1,928
Other noncurrent liabilities	3,005	1,150
Deferred tax liability, net	1,023	2,570
Total liabilities	94,565	163,785
Commitments and contingencies
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,594 and 5,595 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings	12,651	14,435
Noncontrolling interest	6,696	9,735
Total equity	29,597	34,420
Total liabilities and equity	$124,162	$198,205

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Licensed content and merchandise revenues	$15,068	$12,476	$42,605	$28,463
Production services revenue	68,872	—	68,872	—
Contribution revenues	—	14,259	—	22,985
Total revenues	83,940	26,735	111,477	51,448

Cost of revenues	7,271	4,128	17,598	10,038
Cost of production services revenues	40,083	—	40,083	—
Distribution and marketing	7,860	3,886	22,630	6,639
Amortization of film costs	3,714	4,688	14,553	8,676
Depreciation and amortization	3,577	2,232	6,403	4,377
General and administrative	7,396	5,561	21,352	10,919
Operating expenses	69,901	20,495	122,619	40,649
Gain on sale of assets	13,022	—	13,022	—
Net operating income	27,061	6,240	1,880	10,799
Interest income	77	576	370	1,496
Interest expense	(2,477)	(366)	(5,432)	(731)
Other income, net	277	5	443	21
Net income (loss) before income taxes	24,938	6,455	(2,739)	11,585
Provision for income taxes	(8,106)	(1,527)	(2,084)	(3,141)
Net income (loss)	16,832	4,928	(4,823)	8,444
Net loss attributable to noncontrolling interest	1,629	1,353	3,039	2,621
Net income (loss) attributable to The Chosen, Inc.	$18,461	$6,281	$(1,784)	$11,065
Net income (loss) attributable to Common Stock/ units	$18,461	$6,281	$(1,784)	$11,065
Earnings (loss) per Common Stock/Common Units, basic and diluted(1)	$1.47	$0.50	$(0.14)	$0.88
Weighted average Common Stock/Common Units outstanding, basic and diluted(1)	12,544	12,545	12,544	12,545
(1)	Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 3).

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Stockholder’s Equity
	Series A		Series B		Series A
	Common Stock		Common Stock		Preferred Stock		Additional
							Paid-In	Retained	Noncontrolling	Total
Three and Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of March 31, 2024	6,950	$7	5,595	$6	—	$—	$10,237	$(5,810)	$8,325	$12,765
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Retirement of common stock	—	—	(1)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	18,461	(1,629)	16,832
Balance as of June 30, 2024	6,950	$7	5,594	$6	—	$—	$10,237	$12,651	$6,696	$29,597

Balance as of December 31, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$14,435	$9,735	34,420
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Retirement of common stock	—	—	(1)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(1,784)	(3,039)	(4,823)
Balance as of June 30, 2024	6,950	$7	5,594	$6	—	$—	$10,237	$12,651	$6,696	$29,597

	Stockholder’s Equity
	Series A		Series B		Series A		Additional
	Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	Noncontrolling	Total
Three and Six Months Ended June 30, 2023	Shares	Shares	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of March 31, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$22,788	$8,942	$41,980
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	6,281	(1,353)	4,928
Balance as of June 30, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$29,069	$7,589	$46,908

Balance as of December 31, 2022	6,950	$7	1,254	$1	4,341	$5	$10,237	$18,004	$10,100	$38,354
Conversion to Series B Common Stock	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	110	110
Net income (loss)	—	—	—	—	—	—	—	11,065	(2,621)	8,444
Balance as of June 30, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$29,069	$7,589	$46,908

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(4,823)	$8,444
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	6,403	4,377
Amortization of film costs	14,553	8,676
Deferred income tax (benefit) provision	(1,547)	3,141
Accretion of debt discount and issuance costs	473	67
Non-cash lease expense	17	33
Gain on sale of assets	(13,022)	—
Allowance (recovery) for credit losses	43	(158)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,170)	2,937
(Increase) decrease in inventory	68	(1,868)
(Increase) decrease in prepaids and other current assets	(5,319)	(2,927)
(Increase) decrease in film costs	(5,565)	(28,227)
Increase (decrease) in accounts payable	(2,023)	(3,347)
Increase (decrease) in accrued expenses and other current liabilities	10,410	4,166
Increase (decrease) in deferred revenue	(25,999)	614
Increase (decrease) in other noncurrent liabilities	1,855	498
Net cash flows provided by (used in) operating activities	(41,646)	(3,574)
Cash flows from investing activities
Acquisition of property & equipment	(7,059)	(1,488)
Net cash flows provided by (used in) investing activities	(7,059)	(1,488)
Cash flows from financing activities
Contributions from noncontrolling interest member	—	110
Principal paid on finance lease	—	(9)
Proceeds from issuance of debt	11,684	—
Principal paid on debt	—	(470)
Dividends paid	—	(10,417)
Net cash flows provided by (used in) financing activities	11,684	(10,786)
Net change in cash and cash equivalents	(37,021)	(15,848)
Cash and cash equivalents, beginning of period	65,179	124,790
Cash and cash equivalents, end of period	$28,158	$108,942
Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	2,697	731
Cash received for interest	370	—
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	1,163	50
Accounts payable and accrued expenses and other current liabilities related to film costs, net	(1,672)	—
Forgiveness of debt in CAS Transaction	157,184	—

See accompanying notes to the condensed consolidated financial statements.

The Chosen, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The Chosen, Inc., a Delaware corporation, is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While The Chosen, Inc. is primarily focused on producing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions.

The condensed consolidated financial statements of The Chosen, Inc., its wholly owned subsidiaries, and its variable controlling interest in Impossible Math, LLC (collectively the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the expected project cost for production services, amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

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

The Company changed the presentation of operating expenses related to distribution activities in its Annual Report on Form 10-K. Distribution related expenses were reclassified from General and administrative costs to Distribution and marketing costs (See Note 1 and the Company’s Annual Report for the year ended December 31, 2023 for further information). The change in presentation and classification has been applied retrospectively to the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023, resulting in an increase to Distribution and marketing costs of $2,453 thousand, and a decrease to General and administrative costs of $2,453 thousand.

The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

CAS Transactions

On May 13, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) providing for a series of transactions (the “CAS Transaction”) with the non-profit entity Come and See Foundation, Inc. (“CAS”). The CAS Transaction is set forth in (i) the APA by and between CAS and Company, (ii) the Production Services and Funding Agreement (the “PSFA”) between CAS and the Company, and (iii) the Amended and Restated Distribution License and Marketing Services Agreement (the “DMA”, and together with the PSFA and APA, the “CAS Agreements”) between CAS and the Company. On June 13, 2024 the CAS Transaction closed and became effective (the “Closing”).

Pursuant to the terms of the CAS Agreements, CAS and the Company agreed to:

(a)

restructure the existing transactions with the Company with respect to the intellectual property assets comprising the Series and The Chosen brand, including the first four existing seasons in distribution and all unproduced seasons of episodes, plus derivatives, with the exception of the excluded assets and excluded liabilities, as defined in the APA, for The Chosen, defined as the (collectively the “Chosen IP”).

(b)

the forgiveness of the outstanding principal of the Company’s loan from CAS of $145,500 thousand, and any accrued but unpaid interest thereon (the “CAS Loan”) and provide the Company a loan in the amount of $11,684 thousand at signing of the CAS Transaction, for which the outstanding principal balance and accrued but unpaid interest as of the Closing was forgiven (the “Bridge Loan Promissory Note”).

(c)

provide for $85,000 thousand of total future payments to be made to the Company payable in installments to the extent earned upon the completion and delivery of content and rights of the fifth, sixth, and seventh seasons of the Series.

(d)

the Company to render all development and production services, on a work-made-for-hire basis, for the development, production and delivery of The Chosen to CAS (the “Production Services”) with CAS agreeing to pay the Company agreed upon amounts over time, based on expected production budgets, to fund production of the fifth, sixth, and seventh seasons of the Series (“Production Funding”) and a specified a market-rate production services fee based upon the budgeted amounts to be agreed to for each season of the Series.

(e)

grant the Company certain rights through an exclusive worldwide license to exploit the commercial exploitation rights in all media and languages, ancillary rights, licensed trademark rights and marketing servicing rights (collectively, the “Distribution Rights”) with respect to The Chosen Programs. In exchange, the Company is required to pay CAS certain royalty-based fees applying specified percentages the gross receipts from Company’s exploitation of the rights granted to the Company, after recoupment of certain marketing expenses.

The Company determined that the agreements between the Company and CAS, which comprise the CAS Transaction, should be combined and viewed in conjunction with one another which form a singular transaction for accounting purposes, principally as the agreements were negotiated as a package to achieve a collective commercial objective. The Company determined the units of account in the CAS Transaction are principally the:

(i)

sale of “The Chosen” intellectual property “IP” (“The Chosen IP”) pursuant to ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), gives control over the produced and completed seasons of the Series, as well as “The Chosen” brand transfers to CAS at the Closing as CAS obtains the rights and privileges necessary to direct the use of The Chosen IP and obtain substantially all the remaining economic benefits,

(ii)

Production Services arrangement with CAS pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”) which involves multiple performance obligations for the performance of work-for-hire production services, on behalf of and at the direction of CAS, for the yet to be produced and completed seasons of the Series which shall be recognized over the period of time the Company satisfies its performance obligations to develop, produce and deliver the rights and completed content for each season of the Series (see Note 2 for further details on the Company’s revenue recognition policy), and

(iii)

receipt of the exclusive rights to use The Chosen IP for commercial exploitation through the in-license granted by CAS in exchange for defined royalty-based costs payable to CAS determined on the Company’s receipts from such exploitation of the granted rights pursuant to ASC 705, Cost of Sales and Services (“ASC 705”).

The sale of the intellectual property rights of the existing produced and completed seasons of the Series and “The Chosen” brand transferred at the Closing of the CAS Transaction are accounted for pursuant to ASC 610-20, which are separate from the Company’s obligation to transfer the unproduced seasons of the Series to be transferred in the future, which are part of the Company’s Production Services performance obligations to develop, produce and deliver the rights and completed content of the fifth, sixth, and seventh seasons of The Chosen to be accounted for pursuant to ASC 606. Therefore, the consideration exchanged in the CAS Transaction of $246,373 thousand, comprised of the forgiveness of indebtedness and other existing liabilities to CAS and the future milestone payments is allocated to each asset transferred, or performance obligation, on a relative standalone selling price basis.

The Company recognized a Gain on sale of $13,022 thousand in accordance with ASC 610-20 reflected in the Condensed Consolidated Statements of Operations from the sale of the Chosen IP, resulting from the consideration allocated to the sale of the Chosen IP of $69,194 thousand, net of costs to sell and derecognition of assets of $56,172 thousand. Refer to Note 4, Film Costs, and Note 5 for further details of the assets sold and liabilities forgiven. The remaining consideration has been allocated to the Company’s obligation to produce and transfer the rights and completed content of the unproduced fifth, sixth, and seventh seasons of The Chosen (see Note 2 for further details on the company’s performance obligations and revenue recognition).

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2024 and December 31, 2023, the bank balance exceeded the federally insured limit by $9,602 thousand and $19,028 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues. For the three and six months ended June 30, 2024, 82.0% and 75.4%, respectively, of the Company’s revenues were collectively with one and two major customers, respectively. For the three and six months ended June 30, 2023, 86.7% and 78.3%, respectively, of the Company’s revenues were collectively with two major customers. As of June 30, 2024 and December 31, 2023, 84.7% and 83.3% respectively, of the Company’s accounts receivable were due from the three and four major customers, respectively.

Note 2 - Revenue Recognition

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

Production services revenue is earned by providing production services on a work-for-hire basis for the development, production, and delivery of the production project. Under the Company’s current arrangements, the Company’s performance obligation is to develop, produce and deliver the content and rights of the fifth, sixth, and seventh seasons of the Series. The delivery of each season is considered a separate performance obligation. The consideration is allocated to each season on a relative standalone selling price basis. To the extent an arrangement includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled based on the information that is reasonably available. Determination of standalone selling prices requires judgment, which can impact the timing of recognizing revenues. Revenue for production services is recognized over time on an input method cost-to-cost basis, therefore, as the projects are in progress, the Company recognizes revenue based upon the proportion of costs incurred relative to total expected costs of the project.

Prior to the Second Amendment to the Contribution Agreement with CAS on October 31, 2023, the Company also generated revenues from funds received under a non-reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to be used in furtherance of the charitable purposes of CAS, which included the production of the Series. However, after the Second Amendment to the Contribution Agreement, the Company no longer receives the contribution revenue. Contributions that were received from voluntary donations pursuant to the agreement with CAS were reported as Contribution revenues in the Consolidated Statement of Operations in accordance with ASC Topic 958, Not-for-Profit Entities, which was a core source of revenue from the Series and was used to market, produce and distribute the Series.

The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Licensed content	$2,903	$4,727	$25,719	$13,270
Merchandise	12,165	7,749	16,886	15,193
Licensed content and merchandise revenues	$15,068	$12,476	$42,605	$28,463
Production services revenues	68,872	—	68,872	—
Contribution revenues	—	14,259	—	22,985
Total revenues	$83,940	$26,735	$111,477	$51,448

The following table presents revenue recognized for goods transferred at a point and services transferred over time on the Consolidated Statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Point in time	$15,068	$26,735	$42,605	$51,448
Over time	68,872	—	68,872	—
Total revenues	$83,940	$26,735	$111,477	$51,448

Transaction Price Allocated to the Remaining Performance Obligations

The Company’s remaining performance obligations under contracts primarily relate to production services arrangements that have original expected durations longer than one year. For arrangements that are short-term in nature with a contract term of one year or less, the Company has utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

As of June 30, 2024, the aggregate consideration of the Company’s revenue arrangement allocated to remaining performance obligations in the Company’s arrangements was approximately $318,096 thousand, which relates to the allocated fixed and variable consideration for the Company’s remaining Production Services performance obligations to develop, produce and deliver the rights and completed content of the fifth, sixth, and seventh seasons of The Chosen under the CAS Transaction. The Company expects to recognize the revenue from these remaining partially satisfied and unsatisfied performance obligations over one to four years.

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets as of June 30, 2024 and December 31, 2023.

Contract liabilities are recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. The Company’s contract liabilities primarily consist of deferred revenue for cash received related to production services in advance of, or in excess of, the revenue recognized from satisfaction of the production service obligations, licensed content arrangements under which a payment has been received and related the content has not yet been made available to the customer, and cash received related to merchandise arrangements under which a payment has been received and the order is unfulfilled. These contract liabilities will be recognized as revenues when control of performance obligation is satisfied and transferred to the customer.

The following table presents contract liabilities included in the following on the Consolidated Balance Sheets (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Deferred revenue, current	$58,847	$1,142
Deferred revenue	8,475	1,928
Total	$67,322	$3,070

Revenue recognized during the three and six months ended June 30, 2024, from amounts included in total contract liabilities as of December 31, 2023, was $70 thousand and $900 thousand, respectively. Revenue recognized during the three months and six months ended June 30, 2023, from amounts included in total contract liabilities as of December 31, 2022, was $165 thousand and $0 thousand, respectively. The remainder of the change in the contract liabilities of $65,152 thousand during the six months ended June 30, 2024 was due to new deferrals, net of revenue recognized and the de-recognition of existing balances from arrangements with CAS as consideration for the CAS Transaction. The contract liabilities balance as of June 30, 2024 primarily relates to deferred amounts for production services in progress for Season 5 and its performance obligations to perform production services for seasons 6 and 7 of the Series.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company. Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the six months ended June 30, 2024 have been presented as a single class of common stock.

As of June 30, 2024, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

As of June 30, 2024 and December 31, 2023, inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Raw materials	$175	$175
Finished goods	14,470	15,540
Inventory reserve	(655)	(655)
Inventory	$13,990	$15,060

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following:

	As of
	June 30,	December 31,	Estimated
	2024	2023	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized Software	3,900	2,690	3
Buildings and improvements	50,367	37,297	2 – 30
Equipment	363	791	3 – 15
Furniture and fixtures	130	80	5
Vehicles	484	484	8
Construction in process	63	8,069
Property and equipment, gross	55,397	49,501
Accumulated depreciation	(18,450)	(12,051)
Property and equipment, net	$36,947	$37,450

No impairment of property and equipment was recorded during the three and six months ended June 30, 2024 and 2023. Depreciation of property and equipment was $3,575 thousand and $2,224 thousand for the three months ended June 30, 2024 and 2023, respectively. Depreciation of property and equipment was $6,399 thousand and $4,363 thousand for the six months ended June 30, 2024 and 2023, respectively.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Released and completed film costs	$2,469	$48,395
Not released, in production film costs	7,344	44,737
In development or preproduction film costs	—	4,262
Film costs, gross	9,813	97,394
Accumulated amortization	(566)	(30,385)
Film costs, net of amortization	$9,247	$67,009

Amortization expense for film costs for the three months ended June 30, 2024 and 2023, was $3,714 thousand and $4,688 thousand, respectively. Amortization expense for film costs for the six months ended June 30, 2024 and 2023, was $14,553 thousand and $8,676 thousand, respectively. During the three months ended June 30, 2024, the Company derecognized film costs, net of $47,061 thousand related to the released and completed seasons of the Series as part of the Company’s sale of The Chosen IP pursuant to the CAS Transaction. Additionally, costs for the not-released in-process Season 5 were recognized to Production services costs of revenues in connection with production services revenues earned during the three months ended June 30, 2024.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of June 30, 2024 are as follows (in thousands):

Years Ending December 31:	Amount
Remainder of 2024	$49
2025	612
2026	596
2027	601
2028	45
Total	$1,903

Leases

The Company has operating leases for some of the Company’s office facilities and vehicles. The leases expire at various dates through 2026 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Right-of-use assets (1)
Operating leases	$819	$891
Finance leases	—	—
Total right-of-use assets	$819	$891

Short-term lease liabilities (2)
Operating leases	$379	$359
Finance leases	—	—
	$379	$359
Long-term lease liabilities (3)
Operating leases	$293	$368
Finance leases	—	—
	$293	$368

Total lease liabilities	$672	$727
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Six Months Ended
	June 30,	June 30,
	2024	2023
Lease costs
Finance lease cost
Amortization of right-of-use assets	$—	$5
Interest on lease liabilities	—	1
Operating lease cost	134	185
Variable and short-term lease cost	1,079	623
Total lease cost	$1,213	$814

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$2
Operating cash flows for operating leases	251	330

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79	$293
Finance leases	—	—

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	1.92 years	2.32 years
Finance leases	—	—

Weighted average discount rate:
Operating leases	6.60%	3.07%
Finance leases	0.00%	0.00%

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating Leases
Remainder of 2024	$237
2025	295
2026	181
2027	—
2028	—
Thereafter	—
Total lease payments	713
Imputed interest	(41)
Total lease liability	$672

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023

Accrued participant royalties	$4,245	$2,564
Accrued compensation	3,903	1,527
Income tax payable	3,726	405
Return reserve	1,685	—
Credit card liabilities	438	1,489
Accrued inventory purchases	18	1,020
Other	897	760
Accrued expenses and other current liabilities	$14,912	$7,765

Note 5 - Debt

On November 29, 2022, the Company entered into a financing agreement with CAS with an aggregate principal of $145,500 thousand. This loan had no maturity date with no fixed repayment schedule and was non-interest bearing for the first seven years, after which the loan accrued interest at the then-current applicable federal rate. The Company was required to repay the loan quarterly, based on a specified percentage of 5% applied to the proceeds received from certain of the Company’s licensed content and merchandise revenues, which continued to be paid to CAS after the aggregate principal balance was repaid. The loan was recorded applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event.

In addition, upon the occurrence of certain events, the Company’s repayment of the outstanding principal balance was to be accelerated or declared immediately due. Such events included voluntary or involuntary bankruptcy, change of control, corporate arrangement, or other customary events of default. The loan was secured by the intellectual property owned by the Company, whereby CAS received a first-priority continuing senior security interest.

On October 31, 2023, the Company and CAS mutually agreed to renegotiate certain terms of the financing arrangement with CAS, executing the Second Amendment on October 31, 2023. The Second Amendment was accounted for as a debt modification in accordance with ASC 470. The modification resulted in a restated aggregate principal of $145,500 thousand, less a debt discount of $221 thousand and $7,217 thousand of incremental debt issuance costs paid to CAS. The amended loan accrued interest at a rate per annum (“Interest Rate”), equal to the median secured overnight financing rate (“SOFR”) published by the Federal Reserve, plus two percent (2%). The Company was required to repay the interest on the loan quarterly, following each calendar quarter. The loan was recorded applying the effective interest method based on the expected repayments and estimated timing and amount due upon a potential liquidity event.

As a result of the CAS Transaction, the Company and CAS agreed to (i) the forgiveness of the outstanding principal of the Company’s loan from CAS of $145,500 thousand, and any accrued but unpaid interest thereon, and (ii) CAS provided the Company the Bridge Loan Promissory Note at signing of the APA on May 23, 2024 in the amount of $11,684 thousand bearing interest at a rate equal to 7% per annum, for which the outstanding principal balance and accrued but unpaid interest as of the Closing was forgiven. On June 13, 2024, the CAS Transaction closed, resulting in forgiveness of the outstanding principal balances and accrued interest of $159,444 thousand and derecognition of the associated unamortized debt issuance costs and debt discount of $7,368 thousand. Refer Note 1 for further details on the CAS Transaction.

The following table presents debt on the Consolidated Balance Sheets (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Long-term debt (1)	$—	$137,660
Current portion of long-term debt (2)	—	—
Total long-term debt	$—	$137,660
(1)	Included in Long-term debt and lease liabilities, net in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

Long-term debt is net of unamortized debt issuance costs of $0 thousand and $7,840 thousand as of June 30, 2024 and December 31, 2023, respectively.

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

Note 7 - Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Provision (benefit) for income taxes	$8,106	$1,527	$2,084	$3,141
Effective tax rate	33%	24%	(76)%	27%

The effective tax rates for the three months and six months ended June 30, 2024 and 2023 differed from the federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”), non - deductible interest expense, and foreign withholding taxes.

The increase in the effective tax rate for the three months ended June 30, 2024 was primarily due to non-deductible interest expense and an increase in the net loss attributable to NCI. The decrease in the effective tax rate for the six months ended June 30, 2024 was primarily due to the decrease in net income before income taxes, non-deductible interest expense, and an increase in the net loss attributable to NCI.

Note 8 – Employee Benefits

Defined Contribution Retirement

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. During the three months ended June 30, 2024 and 2023, the Company contributions to the plan amounted to $135 thousand and $92 thousand, respectively. During the six months ended June 30, 2024 and 2023, the Company contributions to the plan amounted to $265 thousand and $212 thousand, respectively.

Phantom Stock Compensation Plans

During the three months ended June 30, 2024, The Chosen, Inc. authorized three incentive plans (collectively the “Phantom Unit Plans”) aimed at driving the Company’s success by motivating key contributors. Each plan grants awards in the form of (“Phantom Units”), which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the distribution rights of Series B common shares in a qualifying sale event. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent to those of Series B common stock in addition to the right to cash payment contingent upon a qualifying sale event.

The following table presents Phantom Units authorized, as well as granted and outstanding under each plan as of June 30, 2024:

Phantom Units
Authorized	2,930,000
Granted and outstanding	2,284,000

The vesting conditions for all Phantom Units granted under the plans include a performance condition contingent upon a qualifying sale event, as defined in the respective agreements. The units may only be settled through cash payment. Cash payment to certain Phantom Units granted are subject to the occurrence of a qualifying sale event, at which time a specified percentage of the unit’s right to payment becomes immediately vested, based on a years of service formula as of the qualifying sale date, while the remaining portion shall vest in two equal annual installments following the qualifying sale date anniversary, subject to continuous employment with the Company through each date. Additionally, certain Phantom units granted for which cash payment fully vest upon the qualifying sale event and shall be entitled to the cash payment at the qualifying sale event plus a sale bonus percentage, as specified in the award agreement.

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors including the following: the Company’s operating and financial forecasts with the consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of June 30, 2024 related to these awards.

Note 9 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. In total, the Company recognized expenses from transactions with related parties for writer fees and book royalties of $34 thousand and $79 thousand during the three months ended June 30, 2024 and 2023, respectively. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $53 thousand and $101 thousand during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, and June 30, 2023, there were related party liability balances of $21 thousand and $79 thousand, respectively.

Note 10 - Commitments and Contingencies

Commitments

The Company does not have any contractual commitments outside those addressed below.

Refer to Note 4 Balance Sheet Components and Note 5 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Contingencies

Phantom Stock Compensation Plans

The Phantom Units granted and outstanding in the Company’s Phantom Stock Compensation Plans are liability-classified awards that may only be settled in cash and are remeasured to fair value at each reporting date through the date of settlement. Cash payment pursuant to the Phantom Units and the associated compensation expense related to these awards are only incurred in the event of a qualifying sale event, and as such, no expense or liability has been recognized as of June 30, 2024. The estimated contingent liability and unrecognized compensation expense related to the outstanding units was $25,745 thousand, and $0 thousand as of June 30, 2024 and December 31, 2023, respectively.

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

On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel Studios and upheld the Company’s termination of the License Agreement. As such, the Company does not believe these proceedings will have a material negative impact on the Company’s financial position, results of operations, or liquidity.

Note 11 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through August 14, 2024, the date the consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to The Chosen, Inc. (f/k/a The Chosen, LLC) and its subsidiaries, except where the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s annual report for the year ended December 31, 2023 on Form 10-K filed with the U.S. Securities and Exchange Commission ( the “SEC”) on April 1, 2024, including the audited consolidated financial statements and the related notes included therein and the consolidated interim financial statements and related notes included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

Overview

The Company is an entertainment company, which develops, produces, and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen and other production projects. The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, Prime Video, and most VOD streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise.

The Company’s revenue model primarily includes production services related to the Series, royalties received from the licensing of The Chosen as well as online store and wholesale sales of The Chosen physical media products, and merchandise. Our marketing efforts include limited and strategically focused distribution and marketing campaigns through targeted TV, streaming, and social media campaigns.

Comparison of the Three Months Ended June 30, 2024 and 2023 and Six Months Ended June 30, 2024 and 2023

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$15,068	$12,476	$2,592	21%	$42,605	$28,463	$14,142	50%
Production services revenues	68,872	—	68,872	100%	68,872	—	68,872	100%
Contribution revenues	—	14,259	(14,259)	100%	—	22,985	(22,985)	100%
Total revenues	83,940	26,735	57,205	214%	111,477	51,448	60,029	117%

Cost of revenues	7,271	4,128	3,143	76%	17,598	10,038	7,560	75%
Cost of production services revenues	40,083	—	40,083	100%	40,083	—	40,083	100%
Distribution and marketing	7,860	3,886	3,974	102%	22,630	6,639	15,991	241%
Amortization of film costs	3,714	4,688	(974)	(21)%	14,553	8,676	5,877	68%
Depreciation and amortization	3,577	2,232	1,345	60%	6,403	4,377	2,026	46%
General and administrative	7,396	5,561	1,835	33%	21,352	10,919	10,433	96%
Operating expenses	69,901	20,495	49,406	241%	122,619	40,649	81,970	202%
Gain on sale	13,022	—	13,022	100%	13,022	—	13,022	100%
Net operating income (loss)	27,061	6,240	20,821	334%	1,880	10,799	(8,919)	(83)%
Interest income	77	576	(499)	100%	370	1,496	(1,126)	100%
Interest expense	(2,477)	(366)	(2,111)	100%	(5,432)	(731)	(4,701)	100%
Other income (expense)	277	5	272	100%	443	21	422	100%
Net income (loss) before income taxes	24,938	6,455	18,483	286%	(2,739)	11,585	(14,324)	(124)%
Benefit (provision) for income taxes	(8,106)	(1,527)	(6,579)	431%	(2,084)	(3,141)	1,057	(34)%
Net income (loss)	$16,832	$4,928	$11,904	242%	$(4,823)	$8,444	$(13,267)	(157)%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the three months ended June 30, 2024 increased $2,592 thousand, or 21%, as compared to the three months ended June 30, 2023, primarily due to an increase of merchandise revenue of $4,416 thousand relating to the season 4 DVD release in June 2024 partially offset by a decrease of licensed content revenue of $1,824 thousand.

Revenues for the six months ended June 30, 2024 increased $14,142 thousand, or 50%, as compared to the six months ended June 30, 2023, primarily due to all episodes of Season 4 being released theatrically in the United States, and various Season 4 episodes released internationally in the first two quarters of 2024 of $12,430 thousand compared to theatrical releases of two episodes of Season 3 in the first two quarters of 2023.

Production Services Revenues

Production services revenues are generated by providing production services on a work-for-hire basis for Come and See Foundation, Inc. (“CAS”) for the development, production, and delivery of the remaining seasons of the Series. Production services revenues for the three and six months ended June 30, 2024 were $68,872 thousand, respectively. Production services revenue increased for the three and six months ended June 30, 2024, as the Company did not perform production services on a work-for-hire basis prior to the series of transactions (the “CAS Transaction”) becoming effective during the three months ended June 30, 2024.

Contribution Revenues

Contribution revenues is comprised of contributions received revenues under a non-reciprocal agreement with the CAS for donation proceeds received by CAS through The Chosen App to help fund the future production of the Series. Contribution revenues for the three and six months ended June 30, 2023 were $14,259 thousand and $22,985 thousand, respectively. While the Second Amendment executed in October 2023 modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company. As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.

Cost of Revenues

Cost of revenues primarily include the costs of products, third party expenses to fulfill merchandise sales orders, costs associated with events related to The Chosen, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the three months ended June 30, 2024 increased $3,143 thousand, or 76% as compared to the three months ended June 30, 2023 primarily due to an increase in costs of sales related to merchandise of $2,902 thousand in connection with increased merchandise revenue.

Cost of revenues for the six months ended June 30, 2024 increased $7,560 thousand, or 75%, as compared to the six months ended June 30, 2023, primarily due to an increase in cost of sales related to merchandise of $1,091 thousand, increased actor and residual costs of $2,496 thousand, as well as increased licensed content costs of $3,785 thousand.

Cost of Production Services Revenues

Cost of production services revenues is associated with providing production services on a work-for-hire basis for CAS, focusing on the development, production, and delivery of the remaining seasons of the Series. For the three and six months ended June 30, 2024, the costs related to production services revenue were $40,083 thousand, respectively. These costs increased for the three and six months ended June 30, 2024, as the Company did not perform production services on a work-for-hire basis prior the CAS Transaction becoming effective during the three months ended June 30, 2024. Prior to the CAS Transaction, in which the Company sold The Chosen IP, the Company capitalized production costs related to the owned Series as Film costs, to be subsequently amortized based on the estimated ultimate revenues from the Series.

Distribution and Marketing

Distribution and marketing include costs to promote the Series and primarily includes marketing on social and digital platforms as well as costs for producing marketing and managing the exploitation of the licensed content for both domestic and international audiences.

Distribution and marketing expense for the three months ended June 30, 2024 increased $3,974 thousand, or 102%, as compared to the three months ended June 30, 2023, which is primarily attributable to increased marketing costs to promote an extended worldwide distribution of the previously released Seasons.

Distribution and marketing expense for the six months ended June 30, 2024 increased $15,991 thousand, or 241%, as compared to the six months ended June 30, 2023, which is primarily attributable to increased marketing costs to promote the theatrical release of Season 4 and extended worldwide distribution of the previously released Seasons.

Beginning in July 2024, the Company will be entitled to reimbursement from CAS for certain qualifying marketing costs to market or sell CAS’s products pursuant to the CAS Transaction. During the three and six months ended June 30, 2023 there have been no reimbursements from CAS for qualifying marketing costs.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended June 30, 2024 decreased $974 thousand, or 21%, as compared to the three months ended June 30, 2023, primarily due to less amortization of Season 1, 2, and 3 of the Series in the second quarter of 2024 compared to the second quarter of 2023.

Amortization of film costs for the six months ended June 30, 2024 increased $5,877 thousand, or 68%, as compared to the six months ended June 30, 2023, primarily due to the additional amortization of film costs as a result of the release of Season 4 in the first quarter of 2024.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2024 increased $1,345 thousand, or 60%, as compared to the three months ended June 30, 2023, primarily due to the Company completing construction on a second soundstage late in the first quarter of 2024 and the Company completing construction on a third soundstage in the second quarter of 2024.

Depreciation and amortization for the six months ended June 30, 2024 increased $2,026 thousand, or 46%, as compared to the six months ended June 30, 2023, primarily due to the Company completing construction on a second soundstage late in the first quarter of 2024 and the Company completing construction on a third soundstage in the second quarter of 2024.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 increased $1,835 thousand, or 33%, as compared to the three months ended June 30, 2023, primarily due to $715 thousand of increased payroll related expenses mostly attributable to increased headcount. The Company also incurred additional legal, accounting and professional fees related to the CAS Transaction of $1,225 thousand, offset by a decrease office related expenses of $404 thousand.

General and administrative expenses for the six months ended June 30, 2024 increased $10,433 thousand, or 96%, as compared to the six months ended June 30, 2023, primarily due to $1,165 thousand of increased payroll related expenses mostly attributable to increased headcount. The Company also incurred additional non-recurring legal, accounting, and professional fees related to the Angel Studios, Inc. litigation and the CAS Transaction of $5,806 thousand, and office related expenses of $2,682 thousand.

Gain on Sale

Gain on sale for the three and six months ended June 30, 2024 is related to the sale of The Chosen IP as a result of the CAS Transaction.

Income Taxes

Income tax provision for the three months ended June 30, 2024 increased $6,579 thousand, or 431% as compared to the three months ended June 30, 2023, primarily due to the increase in the Company’s net income before provision for income taxes of $18,483 thousand as well as the impact of non-deductible interest expense of $7,368 thousand.

Income tax provision for the six months ended June 30, 2024 decreased $1,057 thousand, or (34)% as compared to the six months ended June 30, 2023, primarily due to the decrease in the Company’s net income before provision for income taxes of $14,324 thousand as well as the impact of non-deductible interest expense of $7,368 thousand.

The effective tax rate for the three months ended June 30, 2024 increased 3%, as compared to the three months ended June 30, 2023, primarily due to the impact from the increased net loss attributable to noncontrolling interest (“NCI”) of $276 thousand and the non-deductible interest expense of $7,368 thousand.

The effective tax rate for the six months ended June 30, 2024 decreased 107%, as compared to the six months ended June 30, 2023, primarily due to the impact from the increased net loss attributable to NCI of $418 thousand and the non-deductible interest expense of $7,368 thousand.

Liquidity and Capital Resource

Comparison of June 30, 2024 and December 31, 2023

	As of
	June 30,	December 31,
	2024	2023	Change

	(in thousands)
Cash and cash equivalents	$28,158	$65,179	$(37,021)
Long-term debt and lease liabilities, net	293	138,028	(137,735)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of June 30, 2024 and December 31, 2023, the Company had cash of $28,158 thousand and $65,179 thousand, respectively. As of June 30, 2024 and December 31, 2023, the Company had long-term debt and lease liabilities, net of $293 thousand and $138,028, respectively.

The decrease in cash of $37,021 thousand was primarily due to cash used in operating activities of $41,646 thousand. The primary drivers of operating activities for the quarter are the production expenses for Season 5 and the marketing spend associated with Season 4.

The Company’s long-term debt historically related to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital. As of June 30, 2024, this amount was forgiven in connection with the closing of the CAS Transaction. See the consolidated financial statements included herein and starting on page F-1 for further detail regarding the historic financing arrangement with CAS. In addition, as a result of the CAS Transaction, the Company is entitled to receive cash receipts for its production services based on the budgets for future seasons, along with production fees and milestone payments due upon the completion of each season.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Six Months Ended June 30, 2024 and 2023

Our cash flow activities were as follows for the periods presented:

	Six months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Net cash flows used in operating activities	$41,646	$3,574	$38,072
Net cash flows used in investing activities	7,059	1,488	5,571
Net cash flows provided by (used in) financing activities	11,684	(10,786)	22,470

Operating activities

Net cash flows used in operating activities was $41,646 thousand and $3,574 thousand for the six months ended June 30, 2024 and 2023, respectively. The increase of net cash flows used in operating activities of $38,072 thousand was primarily driven by the decrease of $26,613 thousand in deferred revenue, driven by the production service revenue recognized from the deferred consideration from forgiveness of long-term debt in the CAS transaction, and an increase of $20,108 thousand in accounts receivable, partially offset by the decrease of $22,662 thousand in film cost as well as a decrease in net income of $22,484 thousand, exclusive of non-cash items.

Investing activities

Net cash flows used in investing activities was $7,059 thousand and $1,488 thousand for the six months ended June 30, 2024 and 2023, respectively. The increase of net cash flows used in investing activities of $5,571 thousand was primarily driven by the increase in acquisition of property and equipment. There were no other significant cash investing activities during the six months ended June 30, 2024.

Financing activities

The financing activities of $11,684 thousand for the six months ended June 30, 2024 included proceeds from issuance of debt of $11,684 thousand. The financing activities of $10,786 thousand for the six months ended June 30, 2023 primarily included dividends paid of $10,417 thousand.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following is provided to update the Company’s critical accounting estimates previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Film Costs

Costs of producing the Company’s owned film projects are amortized, and residual and participation costs are accrued, using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated remaining ultimate revenue per each episodic block. The initial estimate of ultimate revenue includes estimates of revenues through various distribution channels such as theatrical, home entertainment and other distribution platforms and are based on historical experience for past seasons. The Company regularly monitors the performance of each project, and evaluates whether impairment indicators are present (i.e., low ratings), and based upon our review, the Company revises the estimates as needed.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some projects are more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the project to its estimated fair value.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, lesser film amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film amortization expense.

The amortization of film costs is on an accelerated basis, as the Company typically expects more upfront viewing. On average, over 50% of the film costs related to our produced content is expected to be amortized within one year after its month of first availability. The Company reviews factors that may impact the amortization of film costs on a monthly basis, such as prospective licensing arrangements, monitoring the popularity of the content, as well as market and consumer trends. Our estimates related to these factors require considerable management judgment.

Revenue Recognition

Production Services Revenue

Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services, based on its performance obligation. For revenue from production services, the customer controls the output throughout the production process. Revenue and the associated costs of such contracts are recognized over time on an input method, applying a cost-to-cost estimation basis. The revenue recognized applying the cost-to-cost method is calculated based upon the proportion of actual costs incurred, cumulatively relative to an estimate, of total expected cost to complete and deliver the project.

The initial estimate of production costs includes estimates of project budgets that are based on historical experience for past productions as well as future expectations. The Company regularly monitors the performance of each project and revises the estimates of remaining costs to complete the project, as needed. Due to the inherent uncertainties involved in making such estimates of production costs and expenses, these initial estimates are likely to differ, to some extent, from actual results. Changes in revenue recognized as a result of adjustments to total expected costs are recognized on a prospective basis.

Off-Balance Sheet Arrangements

As of June 30, 2024 and June 30, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

As disclosed in the Company’s Form 10-K filed with the SEC on April 1, 2024, the Company’s Form 10-Q filed with the SEC on November 14, 2023 and the Company’s Current Reports on Form 8-K filed with the SEC on April 10, 2023, October 19, 2023, and May 31, 2024, respectively, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the Content License Agreement, dated October 18, 2022 (the “License Agreement”), between Angel Studios and the Company. The Company delivered the Termination Notices due to Angel Studios’ material breach of the License Agreement. Such termination was effective on October 20, 2023. See Note 10 of the Company’s interim condensed consolidated financial statements for additional information concerning the termination of the License Agreement. The termination of the License Agreement was the subject of a private binding arbitration initiated by the Company to resolve the dispute. On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel Studios and upheld the Company’s termination of the License Agreement.

Item 1A Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed within Item 1A “Risk Factors” in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”(4)

3.1	Certificate of Incorporation dated November 29, 2022 (4)

3.2	Bylaws of The Chosen, Inc. (6)

10.1	Exclusive Video-On-Demand and Subscription Video-On-Demand Licensing Agreement by and between The Chosen, LLC and VidAngel, Inc. (3)

10.2	Writer Work-for-Hire Agreement dated October 29, 2019 by and between the Company and Dallas Jenkins (3)

10.3	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Ryan Swanson (3)

10.4	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Tyler Thompson (3)

10.5	Consulting and Coordination Agreement dated August 11, 2020 by and between the Company and VidAngel, Inc. (2)

10.6	Employment Agreement dated July 12, 2020 by and between the Company and Colin McLeod (2)

10.7	Employment Agreement dated July 15, 2020 by and between the Company and Adam Swerdlow (2)

10.8	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves (2)

10.9	Employment Agreement dated August 1, 2020 by and between the Company and Dallas Jenkins (2)

10.10	Contribution Funding and Production Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.11	First Amendment to Contribution Funding and Production Agreement, dated December 19, 2022, by and between The Chosen, Inc. and Come and See Foundation, Inc. (5)

10.12	Second Amendment to Contribution Funding and Production Agreement, dated October 31, 2023, by and between The Chosen, Inc. and Come and See Foundation, Inc. (8)

10.13	IP Assignment Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.14	Short Term Lease Agreement, dated October 1, 2022, by and between the Company and The Salvation Army (7)

10.15	Location Agreement, dated August 4, 2022, by and between the Company and The Salvation Army (7)

10.16	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army (7)

10.17	First Amendment to Ground Lease Agreement, dated March 1, 2023 by and between the Company and the Salvation Army. (9)

10.18	Asset Purchase Agreement, dated May 13, 2024, by and between The Chosen, Inc. and Come and See Foundation, Inc. (10)

10.19	Amended and Restated Distribution License and Marketing Services Agreement, dated June 13, 2024, by and between the Chosen, Inc. and Come and See Foundation, Inc. (11)

10.20	Production Funding and Services Agreement, dated June 13, 2024, by and between The Chosen Texas, LLC and Come and See Foundation, Inc. (11)

10.21	Form of Amended and Restated 2024 Contributor Interests Plan.

10.22	2024 Executive Interests Plan.

10.23	2024 Writer & Producer Interests Plan.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.INS	XBRL Instance Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
(1)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-10814) filed with the SEC on May 25, 2018.
(2)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-11312) filed with the SEC on September 3, 2020.
(3)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-K (Commission File No. 24R-00162) filed with the SEC on June 12, 2020.
(4)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 2, 2022.
(5)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 23, 2022.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G filed with the SEC on February 2, 2023.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G/A filed with the SEC on April 3, 2023.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024.

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHOSEN, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: August 14, 2024