Form 10-Q
period 2024-09-30
5&2 Studios, Inc.
filed 2024-11-14
CIK 1733443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-55029

5&2 STUDIOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3246222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8291 Baucum Road Midlothian, TX	76065
(Address of principal executive offices)	(Zip Code)

(833) 924-6736

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

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

At November 14, 2024, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,593,774 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

5&2 Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$22,194	$65,179
Accounts receivable, net of allowances of $24 and $855 at September 30, 2024 and December 31, 2023, respectively	16,559	8,325
Inventory	14,289	15,060
Prepaid assets	5,980	2,867
Other current assets	2,580	1,259
Total current assets	61,602	92,690
Property and equipment, net	31,697	37,450
Film costs, net	14,741	67,009
Other assets	2,427	1,056
Deferred tax asset, net	14,674	—
Total assets	$125,141	$198,205
Liabilities and Equity
Accounts payable	$7,250	$10,843
Accrued expenses and other current liabilities	22,784	7,765
Current portion of deferred revenue	63,547	1,142
Current portion of long-term debt and lease liabilities	324	359
Total current liabilities	93,905	20,109
Long-term debt and lease liabilities, net of current portion	235	138,028
Deferred revenue, net of current portion	—	1,928
Other noncurrent liabilities	3,191	1,150
Deferred tax liability, net	—	2,570
Total liabilities	97,331	163,785
Commitments and contingencies
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,594 and 5,595 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings	11,975	14,435
Noncontrolling interest	5,585	9,735
Total equity	27,810	34,420
Total liabilities and equity	$125,141	$198,205

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Licensed content and merchandise revenues	$10,514	$8,508	$53,119	$36,971
Production services revenue	24,743	—	93,615	—
Contribution revenues	—	5,978	—	28,963
Total revenues	35,257	14,486	146,734	65,934

Cost of revenues	10,982	4,279	28,580	14,317
Cost of production services revenues	13,547	—	53,630	—
Distribution and marketing	2,572	5,142	25,202	11,781
Amortization of film costs	—	2,608	14,553	11,284
Depreciation and amortization	3,552	2,192	9,955	6,569
General and administrative	7,399	6,479	28,751	17,398
Operating expenses	38,052	20,700	160,671	61,349
Gain (loss) on sale of assets	192	(60)	13,214	(60)
Net operating income (loss)	(2,603)	(6,274)	(723)	4,525
Interest income	155	676	525	2,172
Interest expense	(2)	(369)	(5,434)	(1,100)
Other income, net	(227)	14	216	35
Net income (loss) before income taxes	(2,677)	(5,953)	(5,416)	5,632
Benefit (provision) for income taxes	359	1,851	(1,725)	(1,290)
Net income (loss)	(2,318)	(4,102)	(7,141)	4,342
Net loss attributable to noncontrolling interest	1,642	1,406	4,681	4,027
Net income (loss) attributable to 5&2 Studios, Inc.	$(676)	$(2,696)	$(2,460)	$8,369
Net income (loss) attributable to Common Stock/ Units	$(676)	$(2,696)	$(2,460)	$8,369
Earnings (loss) per Common Stock/Common Units, basic and diluted(1)	$(0.05)	$(0.21)	$(0.20)	$0.67
Weighted average Common Stock/Common Units outstanding, basic and diluted(1)	12,544	12,545	12,544	12,545
(1)	Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 3 and Note 6).

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Stockholder’s Equity
	Series A		Series B		Series A		Additional
	Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	Noncontrolling	Total
Three and Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of June 30, 2024	6,950	$7	5,594	$6	—	$—	$10,237	$12,651	$6,696	$29,597
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	531	531
Retirement of common stock	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(676)	(1,642)	(2,318)
Balance as of September 30, 2024	6,950	$7	5,594	$6	—	$—	$10,237	$11,975	$5,585	$27,810

Balance as of December 31, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$14,435	$9,735	34,420
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	531	531
Retirement of common stock	—	—	(1)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(2,460)	(4,681)	(7,141)
Balance as of September 30, 2024	6,950	$7	5,594	$6	—	$—	$10,237	$11,975	$5,585	$27,810

	Stockholder’s Equity
	Series A		Series B		Series A		Additional
	Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	Noncontrolling	Total
Three and Nine Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of June 30, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$29,069	$7,589	$46,908
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	4,913	4,913
Net income (loss)	—	—	—	—	—	—	—	(2,696)	(1,406)	(4,102)
Balance as of September 30, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$26,373	$11,096	$47,719

Balance as of December 31, 2022	6,950	$7	1,254	$1	4,341	$5	$10,237	$18,004	$10,100	$38,354
Conversion to Series B Common Stock	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	5,023	5,023
Net income (loss)	—	—	—	—	—	—	—	8,369	(4,027)	4,342
Balance as of September 30, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$26,373	$11,096	$47,719

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(7,141)	$4,342
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	9,955	6,569
Amortization of film costs	14,553	11,284
Deferred income tax (benefit) provision	(17,244)	1,290
Accretion of debt discount and issuance costs	473	101
Non-cash lease expense	28	48
Loss (gain) on sale of assets	(13,214)	39
Allowance (recovery) for credit losses	92	1,682
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,264)	3,962
(Increase) decrease in inventory	38	(2,699)
(Increase) decrease in prepaids and other current assets	(3,499)	(6,139)
(Increase) decrease in film costs	(11,120)	(39,628)
Increase (decrease) in accounts payable	(2,135)	(3,922)
Increase (decrease) in accrued expenses and other current liabilities	18,004	3,414
Increase (decrease) in deferred revenue	(29,774)	614
Increase (decrease) in other noncurrent liabilities	2,041	1,882
Net cash flows provided by (used in) operating activities	(47,207)	(17,161)
Cash flows from investing activities
Acquisition of property & equipment	(7,463)	(6,677)
Acquisition of trademark	—	(3)
Proceeds from sale of property & equipment	1	184
Net cash flows provided by (used in) investing activities	(7,462)	(6,496)
Cash flows from financing activities
Contributions from noncontrolling interest member	—	5,023
Principal paid on finance lease	—	(12)
Proceeds from issuance of debt	11,684	—
Principal paid on debt	—	(437)
Dividends paid	—	(10,417)
Net cash flows provided by (used in) financing activities	11,684	(5,843)
Net change in cash and cash equivalents	(42,985)	(29,500)
Cash and cash equivalents, beginning of period	65,179	124,790
Cash and cash equivalents, end of period	$22,194	$95,290
Supplemental disclosure of cash flow information:
Cash paid for income taxes	12,032	—
Cash paid for interest	2,697	1,100
Cash received for interest	525	—
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	1,361	22
Forgiveness of debt in CAS Transaction	157,184	—
Contribution of non-cash assets from noncontrolling interest member	531	—

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

On September 25, 2024, the Company changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc., a Delaware corporation. 5&2 Studios, Inc. is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While 5&2 Studios, Inc. is primarily focused on producing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. In September 2024, the Company announced a number of new productions, including series based on the life of Moses, a series based on the life of Joseph, a series based on the book of Acts, an animated series based on The Chosen called Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called Chosen in the Wild.

The condensed consolidated financial statements of 5&2 Studios, Inc., its wholly owned subsidiaries, and its variable controlling interest in Impossible Math, LLC (collectively the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2023 included in the Company’s Form10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. 5&2 Studios, Inc. owns a controlling voting interest in Impossible Math, LLC, with 100% of the voting units. In September 2024, 5&2 Studios, Inc. increased its economic interest in Impossible Math, LLC to 49.9% from 4.0%.

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

The Company changed the presentation of operating expenses related to distribution activities in its Annual Report on Form 10-K. Distribution related expenses were reclassified from General and administrative costs to Distribution and marketing costs (See Note 1 and the Company’s Annual Report for the year ended December 31, 2023, for further information). The change in presentation and classification has been applied retrospectively to the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023, resulting in an increase to Distribution and marketing costs of $3,820 thousand, and an increase to General and administrative costs of $3,820 thousand as well as an increase to Gain (loss) on sale of assets of $60 thousand, and a decrease to Other income, net of $60 thousand.

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

The Company recognized a Gain on sale of $13,022 thousand in accordance with ASC 610-20 reflected in the Condensed Consolidated Statements of Operations from the sale of The Chosen IP, resulting from the consideration allocated to the sale of The Chosen IP of $69,194 thousand, net of costs to sell and derecognition of assets of $56,172 thousand. Refer to Note 4, Film Costs, and Note 5 for further details of the assets sold and liabilities forgiven. The remaining consideration has been allocated to the Company’s obligation to produce and transfer the rights and completed content of the unproduced fifth, sixth, and seventh seasons of The Chosen, Inc. (see Note 2 for further details on the company’s performance obligations and revenue recognition).

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2024 and December 31, 2023, the bank balance exceeded the federally insured limit by $4,708 thousand and $19,028 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues.

During the nine months ended September 30, 2024, the Company had two customers that each individually comprised greater than 10% of revenue, representing 64% and 10% respectively.

During the nine months ended September 30, 2023, the Company had two customers that each individually comprised greater than 10% of revenue, representing 45% and 26% respectively.

During the three months ended September 30, 2024, the Company had one customer that individually comprised greater than 10% of revenue, representing 70%.

During the three months ended September 30, 2023, the Company had two customers that each individually comprised greater than 10% of revenue, representing 42% and 14% respectively.

As of September 30, 2024, three customers accounted for a total of 88% of our accounts receivable balance or 40%, 37% and 11%, respectively.

As of December 31, 2023, four customers accounted for a total of 83% of our accounts receivable balance or 39%, 15%, 15% and 14%, respectively.

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

Under these arrangements, the Company’s performance obligation is a license of functional intellectual property that provides the licensee the right to use the Company’s internally produced programming, or uploaded marketing advertisements, as it exists at a point in time. Merchandise revenue is generated from online store and wholesale sales of The Chosen and 5&2 Studios, Inc. branded physical media products, and merchandise. The Company contracts with third parties to fulfill orders and also utilizes third-party distributors to sell merchandise to retailers. Other revenue consists of ticket revenues and fixed sponsor fees for events and experiences related to The Chosen and 5&2 Studios, Inc. Revenue from event promotion or production is recognized when the event occurs.

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

The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Licensed content	$3,369	$4,814	$29,088	$18,084
Merchandise	4,884	3,694	21,770	18,887
Other	2,261	—	2,261	—
Licensed content and merchandise revenues	$10,514	$8,508	$53,119	$36,971
Production services revenues	24,743	—	93,615	—
Contribution revenues	—	5,978	—	28,963
Total Revenues	$35,257	$14,486	$146,734	$65,934

The following table presents revenue recognized for goods transferred at a point in time and services transferred over time on the Consolidated Statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Point in time	$10,514	$14,486	$53,119	$65,934
Over time	24,743	—	93,615	—
Total revenues	$35,257	$14,486	$146,734	$65,934

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

As of September 30, 2024, the aggregate consideration of the Company’s revenue arrangement allocated to remaining performance obligations in the Company’s arrangements was approximately $305,725 thousand, which relates to the allocated fixed and variable consideration for the Company’s remaining Production Services performance obligations to develop, produce and deliver the rights and completed content of the fifth, sixth, and seventh seasons of The Chosen under the CAS Transaction. The Company expects to recognize the revenue from these remaining partially satisfied and unsatisfied performance obligations over one to four years.

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, and that right is conditioned upon something other than the passage of time. The Company’s contract assets from arrangements with customers are current in nature and are included in Other current assets in the Condensed Consolidated Balance Sheets. As of September

30, 2024 and December 31, 2023 the Company had contract assets from arrangements with customers of $62 thousand and $0 thousand, respectively.

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

The following table presents contract liabilities included in the following on the Consolidated Balance Sheets (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Deferred revenue, current	$63,547	$1,142
Deferred revenue	—	1,928
Total	$63,547	$3,070

Revenue recognized during the three and nine months ended September 30, 2024, from amounts included in total contract liabilities as of December 31, 2023, was $242 thousand and $1,142 thousand, respectively. Revenue recognized during the three and nine months ended September 30, 2023, from amounts included in total contract liabilities as of December 31, 2022, was $0 thousand and $165 thousand, respectively. The remainder of the change in the contract liabilities of $61,120 thousand during the nine months ended September 30, 2024 was due to new deferrals, net of revenue recognized and the de-recognition of existing balances from arrangements with CAS as consideration for the CAS Transaction. The contract liabilities balance as of September 30, 2024 primarily relates to deferred amounts for production services in progress for Season 5 and its performance obligations to perform production services for seasons 6 and 7 of the Series.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company. Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the nine months ended September 30, 2024 have been presented as a single class of common stock.

As of September 30, 2024, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

As of September 30, 2024 and December 31, 2023, inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Raw materials	$175	$175
Finished goods	14,575	15,540
Inventory reserve	(461)	(655)
Inventory	$14,289	$15,060

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following:

	As of
	September 30,	December 31,	Estimated
	2024	2023	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized software and information technology equipment	647	2,690	3
Buildings and improvements	50,922	37,297	2 – 30
Equipment	472	791	3 – 15
Furniture and fixtures	130	80	5
Vehicles	476	484	8
Construction in process	20	8,069
Property and equipment, gross	52,757	49,501
Accumulated depreciation	(21,060)	(12,051)
Property and equipment, net	$31,697	$37,450

No impairment of property and equipment was recorded during the three and nine months ended September 30, 2024 and 2023. Depreciation of property and equipment was  $2,610 thousand and $2,139 thousand for the three months ended September 30, 2024 and 2023, respectively. Depreciation of property and equipment was $9,009 thousand and $6,502 thousand for the nine months ended September 30, 2024 and 2023, respectively. During three months ended September 30, 2024, the Company de-recognized Capitalized software, net of $2,249 thousand related to the transfer of the Company’s internal-use software in exchange for future consideration, resulting in a gain of $192 thousand, recognized in gain (loss) on sale of assets in the condensed consolidated statement of operations. The future consideration to be received for the transfer of the internal use software is recognized in other assets, current and other assets in the amounts of $935 thousand, and $1,691 thousand, respectively, on the condensed consolidated balance sheet as of September 30, 2024.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Released and completed film costs	$2,469	$48,395
Not released, in production film costs	12,838	44,737
In development or preproduction film costs	—	4,262
Film costs, gross	15,307	97,394
Accumulated amortization	(566)	(30,385)
Film costs, net of amortization	$14,741	$67,009

Amortization expense for film costs for the three months ended September 30, 2024 and 2023, was $— thousand and $2,608 thousand, respectively. Amortization expense for film costs for the nine months ended September 30, 2024 and 2023, was $14,553 thousand and $11,284 thousand, respectively. During the nine months ended September 30, 2024, the Company derecognized film costs, net of  $47,061 thousand related to the released and completed seasons of the Series as part of the Company’s sale of The Chosen IP pursuant to the CAS Transaction. Additionally, costs for the not-released in-process Season 5 were recognized to Production services costs of revenues in connection with production services revenues earned during the nine months ended September 30, 2024.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of September 30, 2024 are as follows (in thousands):

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

The Company’s operating and finance right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Right-of-use assets (1)
Operating leases	$695	$891
Finance leases	—	—
Total right-of-use assets	$695	$891

Short-term lease liabilities (2)
Operating leases	$324	$359
Finance leases	—	—
	$324	$359
Long-term lease liabilities (3)
Operating leases	$235	$368
Finance leases	—	—
	$235	$368

Total lease liabilities	$559	$727
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease costs
Finance lease cost
Amortization of right-of-use assets	$—	$5	$—	$15
Interest on lease liabilities	—	1	—	3
Operating lease cost	268	201	402	562
Variable and short-term lease cost	463	1,710	1,542	2,524
Total lease cost	$731	$1,917	$1,944	$3,104

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$3
Operating cash flows for operating leases	373	516

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79	$507
Finance leases	—	—

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	1.77 years	2.32 years
Finance leases	—	—

Weighted average discount rate:
Operating leases	6.56%	3.07%
Finance leases	0.00%	0.00%

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

Operating Leases
Remainder of 2024	$114
2025	295
2026	181
2027	—
2028	—
Thereafter	—
Total lease payments	590
Imputed interest	(31)
Total lease liability	$559

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023

Income tax payable	$7,097	$405
Accrued participant royalties	4,948	2,564
CAS Royalties	3,136	—
Accrued compensation	2,711	1,527
Returns allowance	2,005	—
Credit Card Liabilities	529	1,489
Accrued Inventory purchases	287	1,020
Return Reserve	—	—
Other	2,071	760
	$22,784	$7,765

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

Long-term debt is net of unamortized debt issuance costs of $— thousand and $7,840 thousand as of September 30, 2024 and December 31, 2023, respectively.

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

Note 7 - Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Deferred provision for income tax	$(15,697)	$(1,850)	$(17,244)	$1,290
Current income taxes	15,338	(1)	18,969	—
Provision (benefit) for income taxes	$(359)	$(1,851)	$1,725	$1,290
Effective tax rate	13%	31%	(32)%	23%

The effective tax rates for the three months and nine months ended September 30, 2024 differed from the federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”), non-deductible interest expense, and foreign withholding taxes. The effective tax rates for the three months and nine months ended September 30, 2023 differed from the federal statutory rate primarily due to the impact from the net loss attributable to NCI.

The decrease in the effective tax rate for the three months ended September 30, 2024 was primarily due to an increase in the net loss attributable to NCI. The decrease in the effective tax rate for the nine months ended September 30, 2024 was primarily due to the decrease in net income before income taxes, non-deductible interest expense, and an increase in the net loss attributable to NCI.

Note 8 – Employee Benefits

Defined Contribution Retirement

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. During the three months ended September 30, 2024 and 2023, the Company contributions to the plan amounted to $124 thousand and $92 thousand, respectively. During the nine months ended September 30, 2024 and 2023, the Company contributions to the plan amounted to $389 thousand and $212 thousand, respectively.

Phantom Stock Compensation Plans

During the nine months ended September 30, 2024, 5&2 Studios, Inc. authorized three incentive plans (collectively the “Phantom Unit Plans”) aimed at driving the Company’s success by motivating key contributors. Each plan grants awards in the form of “Phantom Units”, which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the distribution rights of Series B common shares in a qualifying sale event. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent to those of Series B common stock in addition to the right to cash payment contingent upon a qualifying sale event.

The following table presents Phantom Units authorized, as well as granted and outstanding under each plan as of September 30, 2024:

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

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors including the following: the Company’s operating and financial forecasts with the consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of September 30, 2024 related to these awards.

Note 9 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. In total, the Company recognized expenses from transactions with related parties for writer fees and book royalties of $14 thousand and $12 thousand during the three months ended September 30, 2024 and 2023, respectively. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $67 thousand and $113 thousand during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, and September 30, 2023, there were related party liability balances of $1 thousand and $3 thousand, respectively.

Note 10 - Commitments and Contingencies

Commitments

The Company does not have any contractual commitments outside those addressed below.

Refer to Note 4 Balance Sheet Components and Note 5 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Contingencies

Phantom Stock Compensation Plans

The Phantom Units granted and outstanding in the Company’s Phantom Stock Compensation Plans are liability-classified awards that may only be settled in cash and are remeasured to fair value at each reporting date through the date of settlement. Cash payment pursuant to the Phantom Units and the associated compensation expense related to these awards are only incurred in the event of a qualifying sale event, and as such, no expense or liability has been recognized as of September 30, 2024. The estimated contingent liability and unrecognized compensation expense related to the outstanding units was $25,745 thousand, and $— thousand as of September 30, 2024 and December 31, 2023 respectively.

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

On September 25, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company, which includes an award of $5,097,206.03 in attorneys' fees and recoverable costs payable by Angel Studios to the Company. Pursuant to the terms of the License Agreement, Angel Studios has 30 days from the date of issuance of the final arbitration award to file a notice of appeal of the award. Should Angel Studios fail to do so, the final arbitration award may be enforced by any court having jurisdiction thereof.

Note 11 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through November 14, 2024, the date the consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to 5&2 Studios, Inc. (f/k/a The Chosen, Inc.) and its subsidiaries, except where the context otherwise requires.

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

Results of Operations

Overview

On September 25, 2024, the Company changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc. The Company is an entertainment company, which develops, produces, and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen and other production projects. The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Netflix, Hulu, Prime Video, and most VOD streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise.

The Company’s revenue model primarily includes production services related to the Series, royalties received from the licensing of The Chosen as well as online store and wholesale sales of The Chosen and 5&2 Studios, Inc. branded physical media products, and merchandise. Our marketing efforts include limited and strategically focused distribution and marketing campaigns through targeted TV, streaming, and social media campaigns.

Comparison of the Three Months Ended September 30, 2024 and 2023 and Nine Months Ended September 30, 2024 and 2023

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$10,514	$8,508	$2,006	24%	$53,119	$36,971	$16,148	44%
Production services revenues	24,743	—	24,743	100%	93,615	—	93,615	100%
Contribution revenues	—	5,978	(5,978)	100%	—	28,963	(28,963)	100%
Total revenues	35,257	14,486	20,771	143%	146,734	65,934	80,800	123%

Cost of revenues	10,982	4,279	6,703	157%	28,580	14,317	14,263	100%
Cost of production services revenues	13,547	—	13,547	100%	53,630	—	53,630	100%
Distribution and marketing	2,572	5,142	(2,570)	(50)%	25,202	11,781	13,421	114%
Amortization of film costs	—	2,608	(2,608)	(100)%	14,553	11,284	3,269	29%
Depreciation and amortization	3,552	2,192	1,360	62%	9,955	6,569	3,386	52%
General and administrative	7,399	6,479	920	14%	28,751	17,398	11,353	65%
Operating expenses	38,052	20,700	17,352	84%	160,671	61,349	99,322	162%
Gain (loss) on sale of assets	192	(60)	252	(420)%	13,214	(60)	13,274	(22,123)%
Net operating income (loss)	(2,603)	(6,274)	3,671	(59)%	(723)	4,525	(5,248)	(116)%
Interest income	155	676	(521)	(77)%	525	2,172	(1,647)	(76)%
Interest expense	(2)	(369)	367	(99)%	(5,434)	(1,100)	(4,334)	394%
Other income, net	(227)	14	(241)	(1,721)%	216	35	181	517%
Net income (loss) before income taxes	(2,677)	(5,953)	3,276	(55)%	(5,416)	5,632	(11,048)	(196)%
Benefit (provision) for income taxes	359	1,851	(1,492)	(81)%	(1,725)	(1,290)	(435)	34%
Net income (loss)	$(2,318)	$(4,102)	$1,784	(43)%	$(7,141)	$4,342	$(11,483)	(264)%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include consideration received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the three months ended September 30, 2024 increased $2,006 thousand, or 24%, as compared to the three months ended September 30, 2023, primarily due to an increase of merchandise revenue of $1,190 thousand related to season 4 DVD sales following release in June 2024 as well as an increase of other revenue of $2,261 thousand related to Chosen Con partially offset by a decrease of licensed content revenue of $1,445 thousand.

Revenues for the nine months ended September 30, 2024 increased $16,148 thousand, or 44%, as compared to the nine months ended September 30, 2023, primarily due to all episodes of Season 4 being released theatrically in the United States, and various Season 4 episodes released internationally in the first three quarters of 2024 of $13,196 thousand compared to theatrical releases of two episodes of Season 3 in the first three quarters of 2023.

Production Services Revenues

Production services revenues are generated by providing production services on a work-for-hire basis for the development, production, and delivery of the remaining seasons of the Series and other projects. Production services revenues for the three and nine months ended September 30, 2024 were $24,743 thousand and $93,615 thousand, respectively. Production services revenue increased for the three and nine months ended September 30, 2024, as the Company did not perform production services on a work-for-hire basis prior to the series of transactions (the “CAS Transaction”) becoming effective during the nine months ended September 30, 2024.

Contribution Revenues

Contribution revenues is comprised of contributions received revenues under a non-reciprocal agreement with the CAS for donation proceeds received by CAS through The Chosen App to help fund the future production of the Series. Contribution revenues for the three and nine months ended September 30, 2023 were $5,978 thousand and $28,963 thousand, respectively. While the Second Amendment executed in October 2023 modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company. As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.

Cost of Revenues

Cost of revenues primarily include the costs of products, third party expenses to fulfill merchandise sales orders, costs associated with events related to The Chosen and 5&2 Studios, Inc., and participation and residual costs owed to writers, producers, actors and other film participants. Cost of revenues for the three months ended September 30, 2024 increased $6,703 thousand, or 157% as compared to the three months ended September 30, 2023 primarily due to an increase in costs of sales related to royalties of $2,949 thousand due pursuant to the CAS Transaction and an increase of $3,691 thousand primarily in connection with Chosen Con.

Cost of revenues for the nine months ended September 30, 2024 increased $14,263 thousand, or 100%, as compared to the nine months ended September 30, 2023, primarily due to an increase in cost of sales related to increased licensed content costs of $3,898 thousand, increased royalties of $3,136 thousand due pursuant to the CAS Transaction, as well as increased costs of $3,691 thousand primarily in connection with Chosen Con.

Cost of Production Services Revenues

Cost of production services revenues is associated with providing production services on a work-for-hire basis, focusing on the development, production, and delivery of the remaining seasons of the Series and other projects. For the three and nine months ended September 30, 2024, the costs related to production services revenue were $13,547 thousand and $53,630 thousand, respectively. These costs increased for the three and nine months ended September 30, 2024, as the Company did not perform production services on a work-for-hire basis prior the CAS Transaction becoming effective during the nine months ended September 30, 2024. Prior to the CAS Transaction, in which the Company sold The Chosen IP, the Company capitalized production costs related to the owned Series as Film costs, to be subsequently amortized based on the estimated ultimate revenues from the Series.

Distribution and Marketing

Distribution and marketing include costs to promote the Series and primarily includes marketing on social and digital platforms as well as costs for producing marketing and managing the exploitation of the licensed content for both domestic and international audiences.

Distribution and marketing expense for the three months ended September 30, 2024 decreased $2,570 thousand, or 50%, as compared to the three months ended September 30, 2023, which is primarily attributable to increased marketing costs to promote the premiere and theatrical release of Season 4 and extended worldwide distribution of the previously released Seasons offset by marketing reimbursement of $5,232 thousand from CAS for qualifying marketing costs.

Distribution and marketing expense for the nine months ended September 30, 2024 increased $13,421 thousand, or 114%, as compared to the nine months ended September 30, 2023, which is primarily attributable to increased marketing costs to promote the premiere and theatrical release of Season 4 and extended worldwide distribution of the previously released Seasons offset by marketing reimbursement of $5,232 thousand from CAS for qualifying marketing costs.

Beginning in July 2024, the Company will be entitled to reimbursement from CAS for certain qualifying marketing costs to market or sell CAS’s products pursuant to the CAS Transaction. During the three and nine months ended September 30, 2023 there have been reimbursements of $5,232 thousand from CAS for qualifying marketing costs.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended September 30, 2024 decreased $2,608 thousand, or 100%, as compared to the three months ended September 30, 2023, primarily due to no amortization of film costs taking place during the third quarter of 2024 as there was no revenue recognized from owned content.

Amortization of film costs for the nine months ended September 30, 2024 increased $3,269 thousand, or 29%, as compared to the nine months ended September 30, 2023, primarily due to the additional amortization of film costs as a result of the release of Season 4 in the first quarter of 2024 of $11,693 thousand offset by less amortization of seasons 1, 2 and 3 of the Series of $9,106 thousand.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2024 increased $1,360 thousand, or 62%, as compared to the three months ended September 30, 2023, primarily due to the Company completing construction on a second soundstage late in the first quarter of 2024 and the Company completing construction on a third soundstage in the second quarter of 2024.

Depreciation and amortization for the nine months ended September 30, 2024 increased $3,386 thousand, or 52%, as compared to the nine months ended September 30, 2023, primarily due to the Company completing construction on a second soundstage late in the first quarter of 2024 and the Company completing construction on a third soundstage in the second quarter of 2024.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 increased $920 thousand, or 14%, as compared to the three months ended September 30, 2023, primarily due to $470 thousand of increased payroll related expenses mostly attributable to increased headcount. The Company also incurred additional legal, accounting and professional fees of $1,290 thousand, offset by a decrease in bad debt expenses of $1,525 thousand.

General and administrative expenses for the nine months ended September 30, 2024 increased $11,353 thousand, or 65%, as compared to the nine months ended September 30, 2023, primarily due to $2,771 thousand of increased technology related expenses as well as $1,634 thousand of increased payroll related expenses mostly attributable to increased headcount. The Company also incurred additional non-recurring legal, accounting, and professional fees of $6,720 thousand, primarily related to the Angel Studios, Inc. litigation and the CAS Transaction, offset by a decrease in bad debt expenses of $1,590 thousand.

Gain (Loss) on Sale of Assets

Gain (loss) on sale of assets for the three and nine months ended September 30, 2024 is primarily related to the sale of The Chosen IP as a result of the CAS Transaction.

Income Taxes

Income tax benefit (provision) for the three months ended September 30, 2024 decreased $1,492 thousand, or 81% as compared to the three months ended September 30, 2023, primarily due to the increase in the Company’s net income (loss) before benefit (provision) for income taxes of $3,276 thousand.

Income tax benefit (provision) for the nine months ended September 30, 2024 increased $435 thousand, or 34% as compared to the nine months ended September 30, 2023, primarily due to the increase in noncontrolling interest (“NCI”) of $654 thousand, as well as the impact of non-deductible interest expense of $7,368 thousand, offset by the decrease in the Company’s net income (loss) before benefit (provision) for income taxes of $11,048 thousand.

The effective tax rate for the three months ended September 30, 2024 decreased 18%, as compared to the three months ended September 30, 2023, primarily due to the impact from the increased net loss attributable to NCI of $236 thousand.

The effective tax rate for the nine months ended September 30, 2024 decreased 55%, as compared to the nine months ended September 30, 2023, primarily due to the impact from the increased net loss attributable to NCI of $654 thousand and the non-deductible interest expense of $7,368 thousand.

Liquidity and Capital Resource

Comparison of September 30, 2024 and December 31, 2023

	As of
	September 30,	December 31,
	2024	2023	Change

	(in thousands)
Cash and cash equivalents	$22,194	$65,179	$(42,985)
Long-term debt and lease liabilities, net	235	138,028	(137,793)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of September 30, 2024 and December 31, 2023, the Company had cash of $22,194 thousand and $65,179 thousand, respectively. As of September 30, 2024 and December 31, 2023, the Company had long-term debt and lease liabilities, net of $235 thousand and $138,028 thousand, respectively.

The decrease in cash of $42,985 thousand was primarily due to cash used in operating activities of $47,207 thousand partially offset by cash provided by financing activities of $11,684 thousand. The primary drivers of operating activities for the quarter are the production expenses for Season 5 and the marketing spend associated with the release and distribution of Season 4.

The Company’s long-term debt historically related to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital. As of September 30, 2024, this amount was forgiven in connection with the closing of the CAS Transaction. See the consolidated financial statements included herein and starting on page F-1 for further detail regarding the historic financing arrangement with CAS. In addition, as a result of the CAS Transaction, the Company is entitled to receive cash receipts for its production services based on the budgets for future seasons, along with production fees and milestone payments due upon the completion of each season.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Our cash flow activities were as follows for the periods presented:

	Nine months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Net cash flows used in operating activities	$47,207	$17,161	$30,046
Net cash flows used in investing activities	7,462	6,496	966
Net cash flows provided by (used in) financing activities	11,684	(5,843)	17,527

Operating activities

Net cash flows used in operating activities was $47,207 thousand and $17,161 thousand for the nine months ended September 30, 2024 and 2023, respectively. The increase of net cash flows used in operating activities of $30,046 thousand was primarily driven by the decrease in net income of $37,853 thousand, exclusive of non-cash items, a decrease of $30,388 thousand in deferred revenue, driven by the production service revenue recognized from the deferred consideration from forgiveness of long-term debt in the CAS transaction, and an increase of $12,226 thousand in accounts receivable, partially offset by an increase of $14,590 thousand in accrued expenses and other accrued liabilities, the decrease of $28,508 thousand in film cost as well as the decrease of $2,640 thousand in prepaids and other current assets.

Investing activities

Net cash flows used in investing activities was $7,462 thousand and $6,496 thousand for the nine months ended September 30, 2024 and 2023, respectively. The increase of net cash flows used in investing activities of $966 thousand was primarily driven by the increase in acquisition of property and equipment. There were no other significant cash investing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Financing activities

The financing activities of $11,684 thousand for the nine months ended September 30, 2024 included proceeds from issuance of debt of $11,684 thousand, which was forgiven as a component consideration in the CAS transaction. The financing activities of $5,843 thousand for the nine months ended September 30, 2023 primarily included contributions from noncontrolling interest member of $5,023 thousand offset by dividend payments of $10,417 thousand and principal payments on long-term debt of $437 thousand.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following is provided to update the Company’s critical accounting estimates previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Film Costs

Costs of producing the Company’s owned film projects are amortized, and residual and participation costs are accrued, using the individual-film forecast method, based on the ratio of the current period’s revenues to the Company’s estimated remaining ultimate revenue per each episodic block. The initial estimate of ultimate revenue includes estimates of revenues through various distribution channels such as theatrical, home entertainment and other distribution platforms and are based on historical experience for past seasons. The Company regularly monitors the performance of each project, and evaluates whether impairment indicators are present (i.e., low ratings), and based upon our review, the Company revises the estimates as needed.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and September 30, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

As disclosed in the Company’s Form 10-K filed with the SEC on April 1, 2024, the Company’s Form 10-Q filed with the SEC on November 14, 2023 and the Company’s Current Reports on Form 8-K filed with the SEC on April 10, 2023, October 19, 2023, May 28, 2024, May 31, 2024 and October 1, 2024, respectively, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the Content License Agreement, dated October 18, 2022 (the “License Agreement”), between Angel Studios and the Company. The Company delivered the Termination Notices due to Angel Studios’ material breach of the License Agreement. Such termination was effective on October 20, 2023. The termination of the License Agreement was the subject of a private binding arbitration initiated by the Company to resolve the dispute. On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel Studios and upheld the Company’s termination of the License Agreement. As described in the Form 8-K filed on October 1, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company on September 25, 2024, which includes an award of $5,097,206.03 in attorneys’ fees and recoverable costs payable by Angel Studios to the Company. Angel Studios filed a notice of appeal of the final arbitration award with the American Arbitration Association on October 25, 2024 pursuant to the appellate procedures provided for in the License Agreement.

See Note 10 of the Company’s interim condensed consolidated financial statements for additional information concerning the termination of the License Agreement.

Item 1A Risk Factor

Other than as set forth below, there have been no material changes from the risk factors previously disclosed within Item 1A “Risk Factors” in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”(4)

3.1	Certificate of Incorporation dated November 29, 2022 (4)

3.2	Certificate of Amendment to the Certificate of Incorporation, effective September 25, 2024 (13)

3.3	Bylaws of The Chosen, Inc. (6)

10.1	Exclusive Video-On-Demand and Subscription Video-On-Demand Licensing Agreement by and between The Chosen, LLC and VidAngel, Inc. (3)

10.2	Writer Work-for-Hire Agreement dated October 29, 2019 by and between the Company and Dallas Jenkins (3)

10.3	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Ryan Swanson (3)

10.4	Writer Work-for-Hire Agreement dated October 20, 2019 by and between the Company and Tyler Thompson (3)

10.5	Consulting and Coordination Agreement dated August 11, 2020 by and between the Company and VidAngel, Inc. (2)

10.6	Employment Agreement dated July 12, 2020 by and between the Company and Colin McLeod (2)

10.7	Employment Agreement dated July 15, 2020 by and between the Company and Adam Swerdlow (2)

10.8	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves (2)

10.9	Employment Agreement dated August 1, 2020 by and between the Company and Dallas Jenkins (2)

10.10	Contribution Funding and Production Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.11	First Amendment to Contribution Funding and Production Agreement, dated December 19, 2022, by and between The Chosen, Inc. and Come and See Foundation, Inc. (5)

10.12	Second Amendment to Contribution Funding and Production Agreement, dated October 31, 2023, by and between The Chosen, Inc. and Come and See Foundation, Inc. (8)

10.13	IP Assignment Agreement, dated November 29, 2022, by and between The Chosen LLC, The Chosen, Inc. and Come and See Foundation, Inc. (4)

10.14	Short Term Lease Agreement, dated October 1, 2022, by and between the Company and The Salvation Army (7)

10.15	Location Agreement, dated August 4, 2022, by and between the Company and The Salvation Army (7)

10.16	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army (7)

10.17	First Amendment to Ground Lease Agreement, dated March 1, 2023 by and between the Company and the Salvation Army (9)

10.18	Asset Purchase Agreement, dated May 13, 2024, by and between The Chosen, Inc. and Come and See Foundation, Inc. (10)

10.19	Amended and Restated Distribution License and Marketing Services Agreement, dated June 13, 2024, by and between the Chosen, Inc. and Come and See Foundation, Inc. (11)

Exhibit No	Description
10.20	Production Funding and Services Agreement, dated June 13, 2024, by and between The Chosen Texas, LLC and Come and See Foundation, Inc. (11)

10.21	Form of Amended and Restated 2024 Contributor Interests Plan (12)

10.22	2024 Executive Interests Plan (12)

10.23	2024 Writer & Producer Interests Plan (12)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.INS	XBRL Instance Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
(1)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-10814) filed with the SEC on May 25, 2018.
(2)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-A (Commission File No. 024-11312) filed with the SEC on September 3, 2020.
(3)	Filed as an exhibit to the Company’s Regulation A Offering Statement on Form 1-K (Commission File No. 24R-00162) filed with the SEC on June 12, 2020.
(4)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 2, 2022.
(5)	Filed as an exhibit to the Company’s Current Report on Form 1-U filed with the SEC on December 23, 2022.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G filed with the SEC on February 2, 2023.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G/A filed with the SEC on April 3, 2023.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024.

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5&2 STUDIOS, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: November 14, 2024