Form 10-K
period 2024-12-31
5&2 Studios, Inc.
filed 2025-03-31
CIK 1733443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-55029

5&2 STUDIOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3246222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8291 Baucum Road Midlothian, TX 76065	(833) 924-6736 (Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates of the registrant was $0.

At March 28, 2025, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,591,274 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

PART I

Item 1.    Business

General

5&2 Studios, Inc., a Delaware corporation, was originally formed on October 24, 2017 as a Utah limited liability company under the name “The Chosen, LLC.” On November 29, 2022, The Chosen, LLC converted into a Delaware corporation (the “conversion”) and changed its name to The Chosen, Inc. On September 25, 2024, The Chosen, Inc. changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc. (as so renamed, the “Company”). The Company has five wholly-owned subsidiaries, The Chosen Texas, LLC, TCI Animation, LLC, The Chosen House, LLC, Dream Weaver Stories, LLC, and Pit to Palace, LLC, and one subsidiary of which the Company owns 100% voting interest and none of the non-voting interest, Impossible Math, LLC, whose activity has been consolidated into the Company with all significant intercompany balances and transactions being eliminated.

The Company develops and produces an episodic television series entitled The Chosen (the “Series”) and other productions and content. The Series is the first-ever multi-season TV series about the life of Christ and those He touched. While 5&2 Studios, Inc. is primarily focused on producing, marketing, and distributing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series based on the book of Acts of the Apostles, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild. The Company has released the first five seasons of the Series, consisting of eight episodes each, along with a Christmas special in theaters, and has commenced preparation for the production of the sixth season.

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

Each share of Series A Preferred Stock was entitled to a dividend at the rate of up to 120% of the original issue price of $2.00 (the “Dividend”), and upon payment of the Dividend, such share automatically converted, without any action on the part of the Company’s stockholders, into a share of the Company’s Series B Common Stock, with $0.001 par value per share, on a one-to-one basis, and shall be entitled to any further distributions pro rata with Series A Common Stock.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common stock is entitled to one vote per share. Except with respect to the number of votes per share, the two classes of Common Stock have the same rights and preferences.

A dividend of $2.40 for each outstanding share of Series A Preferred Stock, totaling $13,428,036, was declared on November 30, 2022, and the Company initiated the payment to stockholders on December 2, 2022. Upon payment of the Dividend, each share of Series A Preferred Stock was converted into one share of Series B Common Stock. As of December 31, 2022, 1,254,391 shares of Series A Preferred Stock had been converted into Series B Common Stock. In March 2023, the Company paid the remaining dividend to holders of Series A Preferred Stock $10,417 thousand or $2.40 to all remaining Series A Preferred Stockholders. As such, all Series A Preferred Stock have been converted to Series B Common Stock and as of December 31, 2024, no Series A Preferred Stock is outstanding. As of December 31, 2024, 5,595,015 shares of Series A Preferred Stock had been converted into Series B Common Stock.

CAS Transactions

On November 29, 2022, the Company entered into a series of transactions with the non-profit entity Come and See Foundation, Inc. (“CAS”), whereby CAS (a) acquired from the Company substantially all of the intellectual property assets comprising the television series, The Chosen, including the first four existing seasons in distribution at such time and all unproduced seasons of episodes, plus derivatives (collectively with the Series, the “Programs”); (b) agreed to make a series of financial contributions to the Company for the Company’s use in the development, production, distribution, marketing and delivery of the Series pursuant to a Contribution and Funding Production Agreement (as amended, the “Existing Contribution Agreement”); and (c) exclusively and irrevocably licensed back to the Company, pursuant to a License Agreement (the “Existing License Agreement”), in perpetuity, all of the commercial rights in and to the Series and the Programs (collectively, the “Licensed Rights”), for development, production, distribution and licensing by the Company excluding certain rights retained by CAS in and to the Series, comprised of: (a) exclusive rights to distribute the Series (in all languages) to non-profit entities and institutions (e.g., non-profit public and private educational institutions, ministries, churches, religious organizations and NGOs, government-religion organizations and public/private partnerships, educational institutions and schools affiliated with religious or ministerial organizations); (b) exclusive rights to solicit charitable donations in connection with such non-profit sector distribution of, and in support of the further distribution of, the Series; (c) certain royalty rights to the Series and the right to receive a special payment if certain defined liquidity events occur (if at all); (d) non-exclusive rights to stream the Series on CAS’ non-profit Video-on-Demand (“VOD”) app (the “The Chosen App”) and other related non-profit VOD media; and (e) certain approval and other administrative rights respecting the production and distribution of the Series (collectively, the “CAS Reserved Rights”), in each case, as more specifically set forth in the Existing License Agreement.

On May 13, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with CAS. Contemporaneously therewith, the Company issued a promissory note in favor of CAS, in the principal amount of approximately $11.7 million (the “Bridge Note”), in exchange for CAS’s making a short-term loan to the Company for such same amount. The transactions contemplated by the APA re-defined the terms of the business relationship between the Company and CAS, pursuant to which (i) CAS owns the intellectual property rights to the Programs; (ii) CAS licenses the right to develop, produce, distribute and market the Programs (collectively, the “Commercial Rights”) to the Company on an exclusive basis, subject to CAS’s retention of the CAS Reserved Rights and (iii) the Company currently develops, produces, distributes, and markets the Programs with funding from CAS.

The APA provided for, subject to certain terms and conditions, the entry into (i) an Amended and Restated Distribution License and Marketing Services Agreement (the “DMA”) between CAS and Company and (ii) a Production Services and Funding Agreement (the “PSFA”, and, together with the DMA and the APA, the “CAS Agreements” and the transactions contemplated thereby, collectively, the “CAS Transaction”) between CAS and The Chosen Texas, LLC (“TCT”). On June 13, 2024, (i) the Company and CAS entered into the DMA, which amended and restated the Existing License Agreement, and (ii) TCT and CAS entered into the PSFA.

Under the terms of the CAS Agreements, the Company agreed to (i) transfer the Commercial Rights and certain other assets to CAS, (ii) re-license the Commercial Rights from CAS and distribute and market the Programs on an exclusive basis subject to royalty and other terms set forth in the DMA, (iii) provide for the cancellation of the existing indebtedness owed by the Company to CAS and (iv) implement the PSFA, pursuant to which the Company will be engaged to provide production services to CAS in respect of the Programs and CAS will continue to fund the Company’s activities in respect of the Programs.

The consideration payable to the Company under the APA consisted of: (i) the cancellation of all of the existing indebtedness owed by the Company to CAS, which includes approximately $145.5 million of existing indebtedness owed by the Company to CAS under the Existing Contribution Agreement, and approximately $11.7 million of indebtedness under the Bridge Note, and any accrued but unpaid interest thereon; and (ii) up to approximately $85 million of certain milestone payments, which may be paid following the Closing to the extent earned upon the completion and delivery of seasons 5, 6, and 7, respectively, of the Series.

The DMA provides for, among other things, CAS granting to the Company: (i) an exclusive worldwide license to exploit the commercial exploitation rights in all media and languages (excluding the CAS Reserved Rights which were retained by CAS), ancillary rights, licensed trademark rights and marketing servicing rights (collectively, the “Distribution Rights”) with respect to the intellectual property assets comprising Programs, for a period of ten (10) years (subject to: (a) a 5-year extension if certain other potential projects are produced under the PSFA and (b) automatic annual extensions if certain conditions are satisfied) and (ii) subject to the satisfaction of certain conditions, the right (the “TM Royalty Rights”) to use “The Chosen” brand in connection with the Company’s and/or its affiliates’ production of other biblical universe projects (each, a “Chosen-Branded Production”). The Company is required to pay CAS: certain percentages of the gross receipts from Company’s exploitation of (i) the Distribution Rights; (ii) certain ancillary rights; and (iii) the TM Royalty Rights for each Chosen-Branded Production. All other gross receipts with respect to the Distribution Rights, ancillary rights and TM Royalty Rights are retained by Company.

As part of the DMA, CAS holds a security interest in the Licensed Rights to secure CAS’ rights and entitlements pursuant to the CAS Agreements.

On September 30, 2024, Company and CAS entered into an amendment to the DMA (the “DMA First Amendment”) which provides for, among other things, (i) CAS reimbursing Company for previously incurred costs and expenses for the development of marketing and technology respecting The Chosen App; (ii) CAS’ obligations to reimburse Company for certain marketing expenses in lieu of Company recouping such expenses from gross receipts from Company’s exploitation of the Distribution Rights; (iii) changes to the percentages of the allocation of gross receipts from the Company’s exploitation of the Distribution Rights; and (iv) providing for Company’s right to recoup certain expenses incurred in connection with theatrical exploitation from the gross receipts derived from such theatrical exploitation.

The PSFA provides for, among other things, (i) CAS engaging TCT to render all development and production services in order to fully deliver the future episodes of the Series (through Season 7), plus potential additional programming related to the Series; (ii) CAS providing the production costs of the future episodes of the Series (through Season 7), plus potential additional programming related to the Series; (iii) CAS owning all rights in and to the Series on a work-made-for-hire basis; (iv) CAS paying to TCT a market-rate production services fee based upon the agreed budgeted amounts, for the actual development, production and post-production services for a season (or motion picture) through and including complete delivery of the Series; and (v) CAS having a right of first negotiation to acquire the CAS Reserved Rights regarding projects based upon the Bible or related Biblical stories that TCT, Company and/or their respective affiliates elect to produce, co-develop, co-produce, finance or co-finance for the longer of the term of the PSFA and the DMA. TCT acting through Dallas Jenkins (the “Key Man”) (and conditioned upon the Key Man being engaged by TCT or Company as the principal showrunner of Seasons 5-7 of the Series, to render creative writing and directing services on a first-priority basis and on an exclusive basis during principal photography of each episode of the Series) has customary creative control and creative discretion respecting the artistic and creative elements of the Series (the “Key Man Affiliation”). The Key Man has agreed with the Company certain exclusivity and first priority restrictions upon his providing of creative services to persons and projects other than the Series, which are generally applicable throughout the production and delivery of Season 7 of the Series. Such exclusivity provisions of the Key Man are memorialized in certain agreements between the Key Man and the Company, and in the CAS Agreements. Subject to the Key Man Affiliation, TCT will have control over ordinary course, day-to-day business and production matters of the Series.

Business Overview

The Series

The Series is based on the story concepts and ideas of Dallas Jenkins and on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life, as the stories of his many miracles were exposed primarily through the word of those who witnessed them. Over the course of multiple seasons, the viewer meets Jesus, his followers, the Romans occupying Jewish territory and the religious leaders who resisted him. Season 1 begins with the gathering of Jesus’ followers and follows the progression of the disciples from their calling to their preparation for Jesus’ ministry. The remaining seasons cover portions of Jesus’s ministry including many of his miracles, concluding ultimately with his death and resurrection. The Company has produced a total of five seasons thus far and plans to produce another two seasons, at the rate of about one season per year, with the final season planned to be released sometime in 2028. While most viewers consume the content through popular streaming services (including the proprietary CAS Chosen App), the Company also, from time to time, will release episodes in limited theatrical releases. For example, the Company released Season 3 as two separate limited theatrical releases (episodes 1 and 2 as a first release and episodes 7 and 8 as a second release). Combined, the two releases generated over $20 million in gross box office receipts. Beginning in February 2024, the Company released the entire 4th Season in three separate theatrical releases, generating over $30 million in gross box office receipts to date. In addition to the main series, the Company, from time to time, produces additional film content related to the Series. In December 2021, The Company theatrically released a Christmas Special titled Christmas with the Chosen: The Messengers, generating over $13 million in gross box office receipts in a limited theatrical release. In December 2023, the Company theatrically released a second Christmas Special titled: Christmas with the Chosen: Holy Night with a much shorter release window generating over $5 million in gross box office receipts. Additionally, the Company has produced two documentaries titled Unfiltered: Gen Z reacts to the Chosen and Jonathan and Jesus, the latter of which has been licensed to Amazon for exhibition on their streaming platform.

Other Content

While 5&2 Studios, Inc. is primarily focused on producing, marketing, and distributing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild. The Chosen Adventures and The Chosen in the Wild are currently being produced and expect to be released sometime in 2025 or 2026. Joseph is in development, but production has not yet started. Moses and The Way are planned but not currently under active development.

Production

During 2018 and 2019, the Company’s The Chosen marketing campaign became the most crowdfunded TV project of all time as of the end of 2019, raising just over $11,000,000. Pursuant to those offerings, the Company received net proceeds of $10,049,559. The funds were used to cover offering expenses and the completion of production of Seasons 1 and 2 which were released by November 2019 and July 2021, respectively. With the release of the first and second seasons of the Series, the Company began to generate revenue. In addition to the production costs for the first four seasons, the Company incurred significant marketing costs related to the various releases. The marketing of the first four seasons consisted of social media posts and promotions, including, but not limited to Facebook, Instagram, and YouTube, along with periodically producing and releasing supplemental original content such as the 2021 Christmas special or the documentary Unfiltered: Gen Z Reacts to the Chosen, as well as email campaigns and interviews with various media outlets.

As of the issuance of this report, the Company has already produced five seasons of the Series and currently has been focused on the release of Season 5 and the development of Season 6.

In 2021, the Company began construction of a film set and film campus in Midlothian, Texas, which serves as the primary filming location for the Series. The film set includes a re-creation of the first century village of Capernaum, where Jesus ministered. The film campus contains a state-of-the-art sound stage and accompanying buildings for cast and crew. Both projects were substantially completed by the end of 2022 and will ensure The Chosen has uninterrupted access to filming facilities throughout the Series reducing production timelines and budgets. In late 2023, the Company began construction of a second stage on the same property in order to build additional sound stage capacity and reduce the need to film in other locations. The second soundstage was completed in March 2024 and was used for Season 5 filming.

Distribution and Marketing

On October 18, 2022, Company entered into that certain Content License Agreement (the “Content License Agreement”) with Angel Studios, Inc. (“Angel”) pursuant to which the Company granted Angel a limited, non-exclusive license to, among other things, exploit the Series on Angel’s video-on-demand streaming app in exchange for a defined share of Angel’s revenues from such exploitation. On April 4, 2023 and October 15, 2023, respectively, the Company delivered to Angel two separate Notices of Termination (the “Termination Notices”) of the Content License Agreement due to Angel’s material breach of the Content License Agreement. The termination of the Content License Agreement was effective on October 20, 2023 pursuant to a private binding arbitration initiated by the Company to resolve the dispute. See Item 3, “Legal Proceedings” and Note 7 of the Company’s consolidated financial statements for additional information concerning the termination of the Content License Agreement.

On May 4, 2023, the Company executed that certain License Agreement with Lions Gate Television Inc. (“Lionsgate”), pursuant to which Lionsgate became the worldwide distribution partner for the Series. The Come and See Foundation retains and manages the CAS Reserved Rights pursuant to the CAS Agreements as described above, including via The Chosen App to the fans and audience of the Series.

The Company expects to negotiate additional licensing and distribution deals with partners both in the domestic United States (“U.S.”) market and internationally not only for the purpose of generating additional revenues but also to broaden the reach of the franchise to unreached audiences.

The Company’s Products and Services

The Company’s principal products and services include the creation of audio-visual and other content, including without limitation the Series, which the Company licenses for distribution and exploitation via (1) digital media which is streamed via VOD and Subscription Video-on-Demand (“SVOD”), (2) further licensing and distribution arrangements for the Series and other content, which are negotiated on a current and ongoing basis by the Company, (3) physical media sales of Blu-Ray discs, DVD’s, books, and related printed materials to end users, (4) physical book sales, including devotional books, children’s books, and study guides, of which the maintenance and distribution of the inventory products is managed by the Company’s publishers and licensees which and with respect to which Company is entitled to receive revenue participations, and (5) merchandise sales, consisting mainly of The Chosen branded and themed apparel and household goods such as tee-shirts, sweatshirts, and coffee mugs, among other things. The Company generates revenue directly from the sale of merchandise to end consumers through sales made on https://gifts.thechosen.tv/ and also sells merchandise on a wholesale basis to various customers and licensees.

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

Privacy and Other Government, Regulatory, and Compliance Requirements

The Company is not subject to any industry specific governmental or regulatory approval or compliance. However, we are currently subject to numerous federal and state privacy laws and regulations in the U.S., including state data breach notification laws, state privacy laws, federal privacy laws (e.g., the Children’s Online Privacy Protection Act (“COPPA”) and the Video Privacy Protection Act (“VPPA”)), and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of personal information that could apply to our operations. For example, we are subject to the California Consumer Privacy Act, as amended (the “CCPA”), which, among other things, requires specific disclosures to California consumers and affords such consumers rights to access, correct and delete their personal information, opt-out of certain sales of personal information and receive information about how their personal information is used. Furthermore, we are subject to the General Data Protection Regulation (the “GDPR”) in the European Union and as retained in UK law, for any collection of personal data from EU/UK data subjects, as defined under such data protection laws. In addition, we may be subject to the data protection legislation of the other jurisdictions in or to which we offer or target our services. Any failure to comply with the privacy and data protection legislation to which we are subject may result in increased regulatory scrutiny, enforcement action, complaints to government authorities, or other legal liability, or cause reputational harm, any of which may materially affect our business and operations.

Intellectual Property

CAS has, or has applied for, U.S. and/or foreign trademark protection for trademarks, including THE CHOSEN®, BINGE JESUS®, COME AND SEE® and GET USED TO DIFFERENT® that CAS licenses to us for our business. As of December 31, 2024, CAS had approximately 30 pending or approved U.S. and foreign trademark applications. Pursuant to the DMA, CAS has granted the Company the exclusive and irrevocable, worldwide license (the “License”) to all rights of every kind and nature whatsoever in and to The Chosen, including all The Chosen registered trademarks and all copyrights in and to or relating to the Series, including, without limitation, all commercial distribution, exhibition, exploitation, broadcast, performance, and transmission rights with respect to the Series in any and all media, whether now known or hereafter devised, subject to and excluding the CAS Reserved Rights. We also have applied or will apply for U.S. and/or foreign trademark protection for our trademarks, including CAST YOUR NETS and 5&2 STUDIOS. As of December 31, 2024, we have 3 pending U.S. trademark applications.

We regard the trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property that we own or license as important to our success. We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. Our ability to provide our customers with content they can license, distribute or watch depends on studios, content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

Management Teams

Dallas Jenkins and Derral Eves serve as our Chief Creative Officer and Chief Strategic Officer, respectively, and they also serve as members of our board of directors. Mr. Jenkins and Mr. Eves provide overall creative and strategic direction to the Company.

Brad Pelo serves as our President and Executive Producer and oversees all operational aspects of our business.

JD Larsen serves as our Chief Financial Officer and Senior Vice President, and principal financial and accounting officer.

Two additional executive officers oversee specific areas of our business including Kyle Young, Executive Vice President and David Stidham, Senior Vice President, General Counsel.

Employees

As of December 31, 2024, the Company had 80 full-time employees and no part-time employees. We believe we maintain a good working relationship with our employees, and we have not experienced any labor disputes.

Available Information

The address of our principal executive offices is 8291 Baucum Road, Midlothian, TX 76065 and our telephone number at that location is (833) 924-6736. Our website is new.thechosen.tv.

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

Our website address is thechosen.tv. Information contained on the website does not constitute part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference. Electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports are available through a link to the SEC’s website.

Recent Developments

On March 28, 2025, the Company entered into an employment agreement with Mr. Jenkins, effective as of January 1, 2025, which provides for a fixed employment term through December 31, 2031 (the “Employment Term”). In connection with entering into the employment agreement, Mr. Jenkins received a $1,000,000 signing bonus. It specifies an initial annual base salary for Mr. Jenkins of $1,000,000, subject to automatic annual increases of 5% on each January 1st and also provides for episodic fees for his services as show runner ($125,000 per episode), writer ($41,579 per episode) and director ($35,596 per episode) on certain projects, as well as an episodic executive producer fee for projects where he is not providing services as the show runner ($50,000 per episode). Each of the episodic fees is subject to automatic annual increases of 5% on each January 1st. In addition, the employment agreement provides that he is eligible to receive a one time performance bonus based upon the net proceeds received by the Company in excess of projections with respect to seasons six and seven of The Chosen up to a maximum of $1,000,000 and a separate one-time bonus based upon net merchandising proceeds received by the Company in excess of projections, also up to a maximum of $1,000,000. Pursuant to his employment agreement, Mr. Jenkins is eligible to participate in all employee benefit plans maintained by the Company as in effect from time to time and applicable to similarly situated employees of the Company and is also entitled to utilize a Company-leased residence in Los Angeles, or following completion of the seventh season of The Chosen, may elect to receive $20,000 per month in lieu of utilizing the Company-leased residence. If Mr. Jenkins’s employment is terminated by the Company for Cause (as defined in his employment agreement), Mr. Jenkins is entitled to receive any accrued but unpaid base salary and any earned but unpaid annual bonus with respect to the completed fiscal year immediately preceding such termination date (collectively, the “Accrued Amounts”). If his employment is terminated by the Company without Cause, Mr. Jenkins is entitled to receive the Accrued Amounts and, subject to his execution of a general release of claims, (i) continued payment of his base salary for the remainder of the Employment Term, (ii) continuation of group health plan benefits, until the end of the Employment Term, until he ceases to be eligible for continuation of benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 or until he becomes covered by a new health insurance plan from another employer, whichever date is sooner and (iii) continued payment of the $20,000 housing stipend through the remainder of the Employment Term. If Mr. Jenkins’s employment terminates on account of his death or Disability (as defined in his employment agreement), he is entitled to receive the Accrued Amounts and a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs.

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

The Company is an early-stage television and film development and production company in which investors may lose their entire investment. The Company was formed on October 24, 2017 for a single purpose, to develop and produce a television series entitled The Chosen. The Company has produced five seasons of the Series and due to its limited operating history, the Company is unable to provide investors with significant data upon which an evaluation can be made of the Company’s prospects and an investment in its securities.

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

The Company’s operating results depend on production costs, public tastes, and promotion success. The Company expects to continue to generate its revenues from the distribution and exploitation of the Series and the rights therein. The ability of the Company to continue generating revenues depends on the continued successful distribution of Seasons 1, 2, 3, 4, and 5, upon the timing and the level of market acceptance of Season 5, as well as upon the ultimate cost to produce, distribute and promote it. The revenues derived from the continued distribution of the Series depend primarily on its acceptance by the distributors and then by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production costs incurred. The commercial success of the Series also depends upon terms and condition of its distribution, promotion and marketing and certain other factors. Accordingly, the Company’s revenues are, and will continue to be, difficult to forecast.

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

Diversification — The Company’s success depends significantly on one television series.

The most common way to diversify risk in the television and film production industry is by producing groups of productions, as done by major production companies. This diversification reduces the impact of a single production’s commercial success or failure on a company’s overall financial health. While the Company is primarily focused on producing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. The Company’s long-term success will depend on its ability to diversify content beyond the original Series. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series currently entitled The Way, an animated series based on The Chosen currently entitled The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls entitled The Chosen in the Wild. There can be no assurance that the Company’s new content will reach the marketplace or that it will obtain favorable audience reactions or reviews.

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

Production Facilities – Our business relies on suitable and available production facilities.

The film production industry is heavily reliant on highly specialized production sets and filming facilities. The Company has invested a substantial amount of capital in a film set and film campus in Midlothian, Texas in order to ensure access to and availability of adequate production facilities. Both the set and film campus are built on land owned by the Salvation Army, which has allowed the Company to use the property for filming, production, and operational purposes. The Company has an executed five-year lease for the film campus, which expires on November 15, 2026. If 180 days prior to the expiration of the five-year lease the Company has not received a written notice of termination and intent not to renew, the lease will automatically renew for a 10-year renewal term for up to four automatic 10-year renewal terms. During any of the four 10-year terms, the lease can be terminated with a 90-day written notice to the Company. If such termination notice is received, the Company has to right to continue operations for one additional year. On March 1, 2023, the Company executed an amendment to its existing lease with the Salvation Army to include the Capernaum Village film set, which was previously covered under a separate temporary film use agreement. By covering both the film set and film campus under a single lease with the potential for automatic ten-year renewals, the Company has a higher level of assurance that the facilities will be available for future seasons. In the event that the lease is not renewed, the Company may incur substantial costs to relocate to an alternative facility and such relocation may delay filming of future seasons, which would adversely affect the Company’s revenues.

Production and Distribution – We face risks, such as unforeseen costs and potential liability in connection with content we produce and distribute.

As the producer and distributor of the Series, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we produce and distribute. We also may face potential liability for content used in promoting our content, including marketing materials. We also take on risks associated with production, such as completion and key talent risk. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of the Series. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise.

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

Strategic Relationship – Inability to maintain our strategic relationship with CAS would materially adversely affect our business.

The Company and CAS have entered into a number of agreements through the CAS Transaction. These contractual arrangements may terminate or be terminated under certain circumstances and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that we would be able to find a suitable replacement or another strategic partnership on favorable terms if at all. As a result, we rely on our strategic partnership with CAS and any inability to maintain our strategic relationship with CAS would materially adversely affect our business.

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

Reliance on Charitable Donations and the Ongoing Contractual Relationship with CAS - A reduction in the growth or amount of charitable giving due to deteriorating general economic conditions, a recession, changes in tax rules applicable to charitable contribution deductions, or otherwise could adversely affect our operating results and financial condition.

The Company expects to begin principal photography on the sixth season of the Series in April 2025, which will require a significant amount of capital.

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

Indebtedness – Indebtedness could adversely affect our business.

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

The Company currently has no long-term indebtedness. While we currently anticipate that our available funds will be sufficient to meet our cash needs for at least the next 12 months, we may need or elect to seek, additional financing at any time. To the extent the Company incurs material indebtedness in the future, it could impact the Company’s ability to operate and result in other consequences to the Company and its investors. Additionally, in such an event, its actual cash requirements in the future may be greater than expected. Accordingly, Company cash flows may be insufficient to repay at maturity all of the outstanding debt as it becomes due and, in such an event, the Company may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance its debt as it becomes due.

Union Activity — We could be adversely affected by strikes or other union job actions.

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of television content. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of television content could delay or halt our ongoing production activities, or could cause a delay or interruption in our release of new television content. A strike may result in increased costs and decreased revenue, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Artificial Intelligence - We could be adversely affected by artificial intelligence (“AI”).

Increased adoption of AI and government regulation could create additional costs. Failure to keep up with the potential increased use of AI by competitors could have adverse effects on our competitiveness in the markets that we operate, and heightened government scrutiny and regulation surrounding AI, including generative AI, could lead to increased or added compliance and regulatory costs. In particular, the EU has adopted the EU AI Act, which governs the development and deployment of AI systems and models, with additional restrictions on “high-risk” AI systems. Colorado has also enacted a law requiring, among other things, certain disclosures about AI systems and impact assessments concerning AI systems. Many states have also passed or are considering legislation related to the use of digital replicas (i.e., “deepfakes”). In addition, elements of intellectual property law with respect to AI remain unsettled, which may pose risks to our ability to assert and protect our intellectual property rights in certain contexts related to our use or adoption of AI technologies.

Natural disasters, geopolitical conflicts, or other natural or man‐made catastrophic events could disrupt and impact our business.

Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cybersecurity attack, war or foreign invasion, such as the Russian invasion of Ukraine and the unrest in the Middle East, terrorist attack and other geopolitical conflicts, such as Yemen’s Houthi attacks in the Red Sea, medical epidemic or pandemic, such as the COVID‐19 pandemic, government shutdown orders, other man‐made disasters, or other catastrophic events could disrupt our and our distributors’ operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.

In addition, our offices and facilities, and those of our distributors, could be vulnerable to the effects of climate change, including sea level rise, drought, flooding, wildfires, and increased storm severity that could disrupt our business operations. For example, in California, increasing intensity of drought and annual periods of wildfire danger increase the probability of planned power outages. Further, acts of terrorism could cause disruptions to the internet or the economy as a whole.

If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content to our users would be impaired. Disruptions in the operations of our distributors as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our products, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a natural disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

Supply Chain Disruptions — Changes in relationships with the Company’s vendor base and supply chain disruptions may adversely affect its business operations.

The Company generates revenue directly from the sale of merchandise to end consumers through sales made on https://gifts.thechosen.tv/ and also sells merchandise on a wholesale basis to various customers and licensees. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. Recent supply chain disruptions, including labor availability, raw material shortages, and rising costs have placed constraints which may increase the Company’s costs of manufacturing merchandise and decrease product availability, which could negatively impact sales and profitability. To date, the Company has experienced only minor supply chain disruptions resulting in temporary delays in a limited number of products that have not materially impacted the overall financial results. However, in future, changes in relationships with the Company’s vendor base and supply chain disruptions may adversely affect its business operations.

Tariffs – Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods. Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. Our business operations, financial condition, and results of operations could be significantly affected by these measures and the potential expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures by China, Mexico, or Canada that could disrupt our established supply chain, increase costs of goods sold into the United States and this in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

Cybersecurity - Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cybersecurity incidents or attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize or on which we rely in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, software or hardware degradation, and cybersecurity risks. Interruptions in or loss of availability of these systems, or with the internet in general, could hinder our ability to produce and distribute the Series.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins, power outages, hardware or software malfunction, defects or degradation, lack of proper maintenance, human error or misuse, and similar disruptions. These systems may experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of business contacts and affiliates, employees, customers, and other third parties) and other business data, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information, including via social engineering techniques, in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), or otherwise access our systems, or those of third parties we use, if successful, could harm our business, adversely impact our operations, be expensive to remedy and damage our reputation. Globally, the frequency, severity and sophistication of cybersecurity incidents has increased, and these trends may continue. Efforts to minimize the risk of cyber incidents and to protect information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our systems and systems of our vendors, including as a result of software code that contains vulnerabilities that are unknown, which may increase the potential of cybersecurity incidents or unauthorized access. Such incidents may not be timely detected. There is no assurance that our security measures or any of our vendors’ security measures, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.

Moreover, we invest time and resources towards ensuring that the capacity and reliability of our information technology systems, and those of third parties on which our operations rely, are sufficient and appropriate to support our business. Costs associated with maintaining, upgrading, or replacing such information technology, including legacy systems, could exceed our expectations or we may be required to dedicate additional resources. Maintaining legacy systems, including ensuring such systems meet our evolving technical and regulatory requirements, may become impracticable or cost prohibitive. Planned system upgrades may not be successful or operate as intended, may take longer than anticipated or budgeted for, or create or exacerbate previously unknown security vulnerabilities. Any of these outcomes could have a materially adverse impact on our business, operations, and financial condition.

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

Derral Eves, our Chief Strategy Officer, is the managing member of The Chosen Productions, LLC. Mr. Eves has fiduciary duties to us and in addition has duties to The Chosen Productions, LLC. In addition to Mr. Eves, Dallas Jenkins, our Chief Creative Officer, is also a member of The Chosen Productions, LLC. As a result, there may be real or apparent conflicts of interest with respect to matters affecting both us and The Chosen Productions, LLC, whose interests, in some circumstances, may be adverse to the interests of our shareholders. See “Item 13. — Certain Relationships and Related Transactions, and Director Independence” for more information.

Corporate Governance — Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market as a result of the Sarbanes-Oxley Act of 2002 require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures. Until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds necessary to expand our operations.

In order to minimize any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted a conflict-of-interest policy to address specifically some of the conflicts relating to our activities. Other than this policy, however, we have not adopted and may not adopt additional formal procedures for the review and approval of conflict-of-interest transactions generally. Although under our conflict-of-interest policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers, or employees have an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise. In addition, the transactions and agreements we entered into prior to the conversion of the Company into a Delaware corporation have not been approved by any independent or disinterested persons.

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

As a reporting public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a “smaller reporting company,” we receive certain reporting exemptions under the Sarbanes-Oxley Act.

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

Shareholder Approval — Our controlling shareholder owns all of our Series A Common Stock, which represent approximately 55% of the voting power of the Company’s issued share capital, and as a result, controls all matters requiring shareholder approval.

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

Privacy Risks - Unauthorized disclosure of personal information, payment card information, or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of personal information could subjects us to costly fines, penalties, and legal claims.

We collect, store, and/or use identifiable personal information about employees, business partners and affiliates, customers, website visitors, and other third parties. This personal information includes, for example, names, addresses, payment card information, and account numbers. We rely on third-party processors and certain other technology partners to process and store payment card information, among other things. We also rely on third party advertising, marketing, social media, and analytics providers to market and distribute our content and optimize our digital services. As a result, we, as well as our third-party processors, and certain of our other technology providers, are required to comply with various foreign, federal, and state privacy statutes and regulations and binding industry standards such as the Payment Card Industry Data Security Standard, as well as implement information security controls designed to safeguard the confidentiality, integrity, or availability of payment card information. Compliance with these regulations and requirements, which are subject to change from time to time, is often complex and costly, and our failure, or the failure of these other third parties, to comply with these regulations may result in significant fines or civil penalties, regulatory enforcement action, civil or criminal claims, liability to our sponsor bank, and termination of our agreements with our customers, each of which could have a material adverse effect on our business, financial condition, operations, or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer unauthorized or fraudulent access, human errors, cyberattacks or other security breaches or incidents, or we (or our third-party processors or other technology providers) fail to comply with laws and/or binding industry standards that relate to privacy, information security, and/or required notifications of a breach or security incident, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation, or similar fraud claims, and these claims could result in protracted and costly litigation and/or enforcement actions, penalties, or sanctions, and damage to our reputation, which could adversely impact our financial results.

Globally, the frequency, severity and sophistication of cybersecurity incidents, including incidents involving payment card information, has increased, and these trends may continue. Efforts to minimize the risk of cyber incidents and to protect information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our systems and systems of our vendors, including as a result of software code that contains vulnerabilities that are unknown, which that may increase the potential of cybersecurity incidents or unauthorized access. Such incidents may not be timely detected. There is no assurance that our security measures or any of our vendors’ security measures, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.

Material Weakness - In prior periods we identified certain material weaknesses in our internal controls over financial reporting. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

While our internal controls over financial reporting are currently effective, we identified material weaknesses in our financial reporting in prior periods resulting from (i) an inability to segregate incompatible duties due to having a small finance group, and (ii) the failure to conduct an analysis relating to the consolidation of an acquired entity. In connection with these prior material weaknesses, we implemented remediation measures including the hiring of a Chief Financial Officer, Controller and accounting consultants, and the training of accounting personnel, as well as hiring additional personnel with experience in the ongoing identification, design and implementation of internal control over financial reporting.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Management and Strategy

Our business operations depend on the availability, integrity, and secure processing, storage, and transmission of confidential and sensitive information, including personal information, digitally and through interconnected systems, including those of our vendors, service providers, and other third parties on which we rely. We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats, and as such, have implemented and maintain a cybersecurity risk management program to assess, identify and manage risks from cybersecurity threats. This program is integrated into our overall enterprise risk management process, and is embedded in our operating procedures, internal controls, and information systems. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third-party risks involving our vendors and service providers. However, we rely on the third parties to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

To manage our material risks from cybersecurity threats and to protect against, detect, and respond to cybersecurity incidents, we:

●	Conduct periodic vulnerability assessments and mitigate vulnerabilities for our systems and processes that include sensitive data;

●	Conduct regular security awareness trainings and phishing simulation attacks for our employees;
●	Maintain cybersecurity risk insurance that provides an aggregate insurance policy coverage amount for protection against covered losses arising from a cybersecurity incident;
●	Perform periodic gap analyses to review our cybersecurity controls for gaps and implement the closure actions;
●	Regularly review and update at least annually our standard policies and procedures related to information technology and analyze those policies against the standards and controls set by organizations such as the National Institute of Standards and Technology cybersecurity framework and the International Organization for Standardization;
●	Maintain a dedicated cybersecurity team under the direction of our Chief Information Security Officer (the “CISO”), each of whom has expertise related to data and network security, data governance and risk management;
●	Maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our information systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf;
●	Maintain policies that require the escalation of any suspected or actual material cybersecurity incidents to our Board of Directors, and
●	Have prepared and regularly review and test our business continuity, disaster recovery and other back-up plans, including as they relate to cybersecurity incidents.

Our incident response plan coordinates the activities that we take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

While we, our business partners and affiliates, and our vendors and service providers are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have had a material impact on our service, systems, business, financial condition, or results of operation of our business in the period covered by this report. In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost client revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services, client dissatisfaction, and loss of investor confidence. Any significant disruption to our service or access to our systems could adversely affect our business, results of operation and reputation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information or other sensitive information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. See “Risk Factors – Cybersecurity.” Any significant disruption or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cybersecurity incidents or attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including corporation information, or theft of intellectual property, including digital content assets, which could adversely impact our business.”

Governance

Management has implemented risk management structures, policies, and procedures, and manages our risk exposure on a day-to-day basis. We have a cybersecurity organization within our operations department that focuses on current and emerging cybersecurity matters, which is overseen by our CISO. Senior management, including our CISO, regularly report to our Board, which actively oversees our risk management activities, including those related to cybersecurity. Our CISO is well qualified in the field of cybersecurity. These qualifications include years of experience in the IT and cybersecurity industry. The CISO works closely with key stakeholders, including internal committees such as the Finance and Audit Committee of the Board, in order to manage cybersecurity and information security risk. Our internal team, supplemented by outside cybersecurity advisors, is responsible for the testing and audit of our information-technology internal controls. In addition, leaders from our finance, legal and operations teams participate in incident response training designed to enhance our ability to respond to cybersecurity incidents quickly, efficiently and with the appropriate degree of urgency. The Finance and Audit Committee provides oversight relative to senior management’s handling of cybersecurity risks.

Our Board actively oversees our risk management activities both directly and through its committees and considers various risk topics throughout the year, including cybersecurity and information security risk management and controls. As part of its oversight function, the Board oversees the Company’s risk assessment and risk management policies, including related to cybersecurity and the data protection program, and performs reviews and assessments of the primary operational and regulatory risks facing the Company, their relative magnitude and management’s plan for mitigating these risks. At least annually, our CISO reports to the full Board with a comprehensive report addressing a broad range of topics, including significant cybersecurity incidents that have occurred since the last update, the status of projects and initiatives to update our cybersecurity policies and practices, and ongoing efforts to prevent, detect, and respond to internal and external critical threats.

Item 2.    Properties

We have a lease agreement for our office space at 1525 Pine Street, Suite 106, Redding, California 96001. Impossible Math also has a lease agreement for the film campus land in Midlothian, Texas. We have also built a film set, Capernaum, and film campus in Midlothian, Texas. Both the film set and film campus are built on land owned by the Salvation Army, which has allowed the Company to use the property for filming, production, and operational purposes. The Company has a five-year lease for the film campus, which expires in October 2026 (with four automatic 10-year renewal terms upon expiration). On March 1, 2023, the Company executed an amendment to its existing lease with the Salvation Army to include the Capernaum Village film set, which was previously covered under a separate temporary film use agreement. By covering both the film set and film campus under a single lease with automatic ten-year renewals, the Company has a higher level of assurance that the facilities will be available for future seasons. We believe that our facilities are adequate for our current operations.

Item 3.    Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Other than as set forth below, we are currently not a party to any material legal proceeding.

As disclosed in the Company’s Form 10-K filed with the SEC on April 1, 2024, the Company’s Form 10-Q filed with the SEC on May 15, 2024, August 14, 2024 and November 14, 2024, respectively, and the Company’s Current Reports on Form 8-K filed with the SEC on April 10, 2023, October 19, 2023, May 28, 2024, May 31, 2024 and October 1, 2024, respectively, the Company delivered to Angel two separate Termination Notices of the Content License Agreement. The Company delivered the Termination Notices due to Angel’s material breach of the Content License Agreement. Such termination was effective on October 20, 2023. The termination of the Content License Agreement was the subject of a private binding arbitration initiated by the Company to resolve the dispute. On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel and upheld the Company’s termination of the Content License Agreement. On August 16, 2024, Angel filed a complaint against the Company in the Fourth Judicial District of Utah. That complaint and record are classified as private under Utah law. As described in the Form 8-K filed on October 1, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company on September 25, 2024, which includes an award of $5,097,206.03 in attorneys’ fees and recoverable costs payable by Angel to the Company. Angel filed a notice of appeal of the final arbitration award with the American Arbitration Association on October 25, 2024 pursuant to the appellate procedures provided for in the Content License Agreement. See Note 7 of the Company’s consolidated financial statements for additional information concerning the termination of the Content License Agreement.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Series B Common Stock.

Holders

As of March 28, 2025, there were (i) 5,591,274 shares of Series B Common Stock issued and outstanding, which were held by approximately 16,000 stockholders of record and (ii) 6,950,000 shares of Series A Common Stock issued and outstanding, which were held in entirety by The Chosen Productions, LLC, a partnership owned by the four founding partners of the Company.

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

Equity Compensation Plans

On May 5, 2024, our board of directors approved and adopted the Company’s 2024 Executive Interests Plan (the “Plan”). Under the terms of the Plan, our board of directors may grant to the Company’s employees, consultants or bona fide service providers awards of economic interests entitling grantees the right to receive a cash payment equal to the fair market value of an equal number of shares of our Series B Common Stock upon the applicable vesting date. The vesting of economic interests is subject to such vesting conditions as our board of directors may specify in a recipient’s award agreement. In the event of a termination of service prior to the applicable vesting date, unvested economic interests will be forfeited. Recipients of economic interests shall not by virtue of their receipt of economic interests have any ownership rights in shares of our Series B Common Stock. The Plan shall continue for a period of ten years, after which no further economic interests may be awarded (although any economic interests awarded prior to the expiration of such ten-year period shall be unaffected by the termination of the Plan).

On May 5, 2024, awards for 1,624,000 economic interests were granted to our employees, and on January 29, 2025, awards for 453,000 economic interests were granted to our non-employee directors. Each such grant of economic interests vests with respect to 100% of the economic interests subject thereto on a Qualifying Sale Date (as defined in the Plan), subject to the recipient’s continuous service through such date.

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

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors including the following: the Company’s operating and financial forecasts with the consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of December 31, 2024 related to these awards.

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 & 2023. Discussions of year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 for the fiscal year ended December 31, 2023.

Results of Operations

Overview

On September 25, 2024, the Company changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc., a Delaware corporation. 5&2 Studios, Inc. is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While 5&2 Studios, Inc. is primarily focused on producing, marketing, and distributing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called Chosen in the Wild.

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

We operate in five business segments: Theatrical, Television and Streaming, Merchandise, Events/Other, and Production Services. We organize our business segments based on the nature of the products and services offered.

Theatrical

The Theatrical segment focuses on the periodic theatrical exhibition of the Series as well as other original content such as the 2021 film “Christmas with the Chosen: The Messengers” and the 2023 film “Christmas with the Chosen: Holy Night”. In 2023, with the release of season 3, The Chosen became one of the only episodic television series to release episodes theatrically. We debuted season 3 with a theatrical release of episodes 1 and 2 and later concluded the season with a theatrical release of episodes 7 and 8. In 2024, with the release of season 4, The Chosen again set precedent by being one of the only episodic television shows to release all eight episodes theatrically. The Theatrical segment includes activities such as managing relationships with distribution partners and exhibitors, marketing theatrical events, and ensuring broad distribution of content to as many theaters as possible. Theatrical releases are not only viewed as revenue generating activities but also as marketing opportunities and brand awareness events.

Television & Streaming

The Television & Streaming segment engages primarily in the distribution, licensing, exhibition, and marketing of the Series and other content to television networks and streaming platforms. Activities for this segment include negotiated and approving domestic and international licensing deals with various television networks and streaming platforms and managing the delivery of content assets to those licensees.

Merchandise

The Merchandise segment specializes in the design, manufacture, and sale of branded merchandise. This includes products such as clothing, toys, collectibles, and other consumer goods related to our entertainment properties. Also included in the Merchandise Segment is the physical production, distribution, and sale of DVD’s and Blu-Ray discs. Merchandise, or “Gifts” as we refer to them with our audience, are critical to our strategy of engaging with our audience and providing our fans a way to share the Series and other content with those around them.

Events/Other

The Events/Other segment organizes and manages live events, exhibitions, and other entertainment-related activities. For example, in 2023 and 2024, the Company hosted thousands of fans at a live event branded as “ChosenCon”. This segment also includes other ancillary revenue streams not attributable to one of the other identified segments such as sponsorships, “pay-it-forward”, and contribution revenues.

Production Services

The Production Services segment provides television and film production services for third-party clients. This includes offering expertise to produce films, TV shows, commercials, and other media content.

Comparison of the Years Ended December 31, 2024 and 2023

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements, and related notes, included herein.

	Year Ended December 31,		Change
	2024	2023	2024 vs. 2023

	(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$60,499	$51,944	$8,555	16%
Production services revenues	98,837	—	98,837	100%
Contribution revenues	—	28,985	(28,985)	100%
Total revenues	159,336	80,929	78,407	97%

Cost of licensed content and merchandise revenues	34,690	22,056	12,634	57%
Cost of production services revenues	57,169	—	57,169	100%
Distribution and marketing	28,460	21,778	6,682	31%
Amortization of film costs	14,556	13,290	1,266	10%
Depreciation and amortization	13,450	8,897	4,553	51%
General and administrative	33,737	25,330	8,407	33%
Operating expenses	182,062	91,351	90,711	99%
Gain (loss) on sale of assets	13,214	(60)	13,274	(22,123)%
Net operating loss	(9,512)	(10,482)	970	(9)%
Interest income	617	2,799	(2,182)	(78)%
Interest expense	(5,434)	(3,279)	(2,155)	66%
Other expense, net	(7,551)	(124)	(7,427)	5,990%
Net loss before income taxes	(21,880)	(11,086)	(10,794)	97%
Benefit (provision) for income taxes	2,920	2,129	791	37%
Net loss	$(18,960)	$(8,957)	$(10,003)	112%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include consideration received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the year ended December 31, 2024 increased $8,555 thousand, or 16%, as compared to the year ended December 31, 2023, primarily driven by income of $4,267 thousand, resulting from increased license revenue from the release of season 4 on various streaming platforms, in addition to an increase of $11,227 thousand attributable to the theatrical release of all eight episodes of season 4 in 2024 compared to the theatrical release of only two episodes of season 3 in 2023. Additionally, these increases were offset by $9,933 thousand representing a decrease in pay-it-forward revenues directly attributable to the cancellation of the Angel license agreement in October 2023.

Production Services Revenues

Production services revenues are generated by providing production services on a work-for-hire basis for the development, production, and delivery of the remaining seasons of the Series and other projects. Production services revenues increased for the year ended December 31, 2024 as the Company did not perform production services on a work-for-hire basis prior to the series of transactions (the “CAS Transaction”) becoming effective during the year ended December 31, 2024.

Contribution Revenues

Contribution revenues are comprised of contributions received revenues under a non - reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to help fund the future production of the Series. Contribution revenues for the year ended December 31, 2023 were $28,985 thousand. While the Second Amendment executed in October 2023 modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company.

As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.

Cost of Licensed Content and Merchandise Revenues

Cost of licensed content and merchandise revenues primarily includes the costs of products, third party expenses to fulfill third party merchandise sales orders, costs associated with events related to The Chosen and 5&2 Studios, Inc., and participation and residual costs owed to writers, producers, actors and other film participants. Cost of licensed content and merchandise revenues for the year ended December 31, 2024 increased $12,634 thousand, or 57%, as compared to the year ended December 31, 2023, primarily due to an increase in costs of sales related to royalties of $4,253 thousand due pursuant to the CAS Transaction, licensed content of $4,631 thousand mainly related to theatrical release bonuses, and an increase of $1,672 thousand primarily in connection with events.

Cost of Production Services Revenues

Cost of production services revenues is associated with providing production services on a work-for-hire basis, focusing on the development, production, and delivery of the remaining seasons of the Series and other projects. Costs related to production services revenue increased for the year ended December 31, 2024, as the Company did not perform production services on a work-for-hire basis prior to the CAS Transaction becoming effective during the year ended December 31, 2024. Prior to the CAS Transaction, in which the Company sold the commercial rights to the Series, the Company capitalized production costs related to the owned Series as Film costs, to be subsequently amortized based on the estimated ultimate revenues from the Series.

Distribution and Marketing

Distribution and marketing include costs to promote the Series and exploitation of the licensed content and theatrical releases for both domestic and international audiences as well as promotion of the merchandise sales. This primarily includes marketing on social and digital platforms as well as creative costs for producing marketing.

Distribution and marketing expense for the year ended December 31, 2024 increased $6,682 thousand, or 31%, as compared to the year ended December 31, 2023, which is primarily attributable to an increase of $16,826 in marketing costs to promote the premiere and theatrical release of Season 4 and extended worldwide distribution of the previously released seasons offset by marketing reimbursements of $10,144 thousand from CAS for qualifying marketing costs. Also contributing to the increase in 2024 was the cancellation of the Angel licensing agreement and related transition of certain marketing activities from Angel Studios to the Company.

Beginning in July 2024, the Company was entitled to reimbursement from CAS for certain qualifying marketing costs to market or sell CAS’s products pursuant to the CAS Transaction. During the year ended December 31, 2024 there have been marketing reimbursements of $10,144 thousand from CAS for qualifying marketing costs.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for year ended December 31, 2024 increased $1,266 thousand, or 10%, as compared to the year ended December 31, 2023, primarily due to the additional amortization of film costs as a result of the release of Season 4 in the first quarter of 2024 of $11,693 thousand offset by less amortization of Seasons 1, 2 and 3 of the Series of $10,328 thousand. There was no film costs incurred related to the Series after June 30, 2024 as a result of the Company’s sale of the commercial rights to the Series pursuant to the CAS transaction.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2024 increased $4,553 thousand, or 51%, as compared to the year ended December 31, 2023, primarily due to the Company completing construction on a second soundstage late in the first quarter of 2024 and the Company completing construction on an additional building on the film campus in the second quarter of 2024.

General and Administrative

General and administrative expenses for the year ended December 31, 2024 increased $8,407 thousand, or 33%, as compared to the year ended December 31, 2023, primarily due to $2,508 thousand of increased IT related expenses as well as $1,015 thousand of increased payroll related expenses mostly attributable to increased headcount. The Company also incurred additional nonrecurring legal, accounting, and professional fees of $6,908 thousand during the year ended December 31, 2024, primarily related to the Angel Studios, Inc. litigation and the CAS Transaction.

Gain (Loss) on Sale of Assets

Gain (loss) on sale of assets for the year ended December 31, 2024 is primarily related to the sale of the commercial rights to the series as a result of the CAS Transaction.

Other expense, net

Other expense, net for the year ended December 31, 2024, primarily reflects the Company’s recognition of donation expense of $8,111 thousand related to one-time strategic inventory reduction initiative whereby excess product inventory was donated to various charitable organizations in order to normalize inventory levels and reduce taxable income.

Income Taxes

Income tax benefit (provision) for the year ended December 31, 2024 decreased $791 thousand, or 37%, as compared to the year ended December 31, 2023, primarily due to the impact of the Company’s expected tax benefit at U.S. Federal statutory rates of $4,599 thousand.

The effective tax rate for the year ended December 31, 2024 decreased 6%, as compared to the year ended December 31, 2023, primarily due to the impact from the net loss attributable to NCI of $6,083 thousand.

Liquidity and Capital Resources

Comparison of December 31, 2024 and December 31, 2023

	As of December 31,
	2024	2023	Change

	(in thousands)
Cash and cash equivalents	$6,466	$65,179	(58,713)
Long-term debt and lease liabilities, net	870	138,387	(137,517)

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of December 31, 2024 and 2023, the Company had cash of $6,466 thousand and $65,179 thousand, respectively. As of December 31, 2024 and 2023, the Company had long-term debt of $870 thousand and $138,387 thousand, respectively.

The Company’s primary uses of cash generally relate to film costs associated with the production of the Series and other content. The decrease in cash and cash equivalents was primarily attributable to the production expenses related to the Company’s new animated series, The Chosen Adventures, of $14,679 thousand, cash paid for income taxes of $12,032 thousand and marketing spend associated with the release and distribution of Season 4, net of amounts recoupable from CAS, partially offset by cash provided by financing activities of $11,684 thousand.

The Company’s long-term debt historically related to the agreement with CAS, whereby CAS provided $145,500 thousand for the Company’s use in the development, production, distribution and marketing of the Series and to provide the Company with operating and working capital. As of December 31, 2024, this amount was forgiven in connection with the closing of the CAS Transaction. See the consolidated financial statements included herein and starting on page F-1 for further detail regarding the historic financing arrangement with CAS. In addition, as a result of the CAS Transaction, the Company is entitled to receive cash receipts for its production services based on the budgets for future seasons, along with production fees and milestone payments due upon the completion of each season.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Net cash flows used in operating activities	$(62,718)	$(32,935)	$(29,783)
Net cash flows used in investing activities	(7,679)	(13,602)	5,923
Net cash flows provided by (used in) financing activities	11,684	(13,074)	24,758

Operating activities

Net cash flows used in operating activities was $62,718 thousand and $32,935 thousand for the years ended December 31, 2024 and 2023, respectively. The increase of net cash flows used in operating activities of $29,783 thousand was primarily driven by a decrease of $32,099 thousand in deferred revenue, driven by the production services revenue recognized from the deferred consideration from forgiveness of long-term debt in the CAS transaction, the increase in net loss, exclusive of non-cash items of $26,481 thousand, and an increase of $4,779 thousand in accounts receivable, partially offset by a decrease of $29,701 thousand in film costs and a decrease of $8,718 thousand in inventory.

Investing activities

Net cash flows used in investing activities was $7,679 thousand and $13,602 thousand for the years ended December 31, 2024 and 2023, respectively. The decrease of net cash flows used in investing activities of $5,923 thousand was primarily driven by the decrease in acquisition of property and equipment. There were no other significant cash investing activities during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Financing activities

Net cash flows provided by financing activities of $11,684 thousand for the year ended December 31, 2024 included proceeds from issuance of debt of $11,684 thousand, which was forgiven as a component of consideration in the CAS transaction. Net cash flows used in financing activities of $13,074 thousand for the year ended December 31, 2023 primarily included dividend payments of $10,417 thousand and payments of lender fees of $7,217 thousand, partially offset by contributions from noncontrolling interest member of $5,023 thousand.

Segment Reporting

The Company operates in five operating and reportable segments: Theatrical, Television & Streaming, Merchandise, Events/Other, and Production Services. The segments are based on the nature of products and services offered, as well as how the chief operating decision maker (“CODM”), who is the Company’s President and Chief Financial Officer together, reviews financial results for evaluating segment performance and allocating resources. The CODM uses segment adjusted operating income / (loss) to assess financial performance and allocate resources. Segment information is based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance of the segments.

Segment adjusted operating income / (loss) results include the revenues and cost of revenues, distribution and marketing, and general and administrative expenses which are directly attributable to each segment. Segment adjusted operating income / (loss) excludes income and expenses which are not directly related to the operations of the segment or management believes are not relevant to management’s assessment of the operating performance of the segments to make resource allocations. These excluded costs include amortization of film costs, depreciation and amortization, unallocated indirect distribution and marketing and general and administrative costs, which costs are corporate or company-wide in nature, as well as nonrecurring items and non-operating income and expenses.

See Note 8 - Information on Business Segments in the accompanying audited consolidated financial statements for further detail, including a reconciliation of segment adjusted operating income / (loss) to consolidated net income / (loss).

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Our segment revenues were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Theatrical	$15,345	$4,118	$11,227
Television & Streaming	12,701	8,434	4,267
Merchandise	28,538	26,850	1,688
Events/Other	3,915	41,527	(37,612)
Production Services	98,837	—	98,837
Total Revenues	$159,336	$80,929	$78,407

Our segment adjusted operating incomes were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Theatrical	$181	$2,377	$(2,196)
Television & Streaming	9,290	7,811	1,479
Merchandise	2,472	3,748	(1,276)
Events/Other	224	39,508	(39,284)
Production Services	38,917	—	38,917
Total segment adjusted operating income	$51,084	$53,444	$(2,360)

Theatrical

Theatrical revenues for the years ended December 31, 2024, and 2023, were $15,345 thousand and $4,118 thousand, respectively. Theatrical revenue increased $11,227 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to the theatrical release of all episodes of Season 4, compared to the limited release of Season 3 episodes in 2023.

Theatrical segment adjusted operating income for the years ended December 31, 2024, and 2023, were $181 thousand and $2,377 thousand, respectively. Theatrical segment adjusted operating income decreased $2,196 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to additional costs incurred related to the increase in theatrical revenue as well as increased distribution and marketing costs associated with the release of Season 4 compared to Season 3 in 2023, most notably the Company expanded international theatrical releases and hosted international premiers in five different countries.

Television & Streaming

Television & Streaming revenues for the years ended December 31, 2024 and 2023 were $12,701 thousand and $8,434 thousand, respectively. Television & Streaming revenues increased $4,267 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to increased licensed fees associated with the release of Season 4 as compared to Season 3 in 2023.

Television & Streaming segment adjusted operating income for the years ended December 31, 2024, and 2023, were $9,290 thousand and $7,811 thousand, respectively. Television & Streaming segment adjusted operating income increased $1,479 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to increased incense fees associated with the release of Season 4 as compared to the Season 3 in 2023.

Merchandise

Merchandise revenues for the years ended December 31, 2024 and 2023 were $28,538 thousand and $26,850 thousand, respectively. Merchandise revenue increased $1,688 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to increased Season 4 DVD sales in 2024 compared to Season 3 DVD sales in 2023.

Merchandise segment adjusted operating income for the years ended December 31, 2024 and 2023 were $2,472 thousand and $3,748 thousand, respectively. Merchandise segment adjusted operating income decreased $1,276 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to an increase in merchandise fulfillment costs combined with increased royalties paid to CAS as a result of the CAS transaction.

Events/Other

Events/Other revenues for the years ended December 31, 2024 and 2023 were $3,915 thousand and $41,527 thousand, respectively. Events/Other revenue decreased $37,612 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to the execution of the Second Amendment with CAS in October 2023, which eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company.

Events/Other segment adjusted operating income for the years ended December 31, 2024 and 2023 were $224 thousand and $39,508 thousand, respectively. Events/Other segment adjusted operating income decreased $39,284 thousand for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is primarily attributable to the execution of the Second Amendment with CAS in October 2023, which eliminated the obligation of CAS to continue to provide Contribution Revenue to the Company.

Production Services

Production Services segment revenues increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, as the Company did not perform production services on a work-for-hire basis prior to the CAS Transaction becoming effective during the year ended December 31, 2024.

Production Services segment adjusted operating income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, as the Company did not perform production services on a work-for-hire basis prior to the CAS Transaction becoming effective during the year ended December 31, 2024

Critical Accounting Estimates

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate and effective internal control over financial reporting in order to provide reasonable assurance of the reliability of the Company’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedure that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer Company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance Management

The individuals listed below are our executive officers and directors:

Name	Position	Term of Office	Age
Derral Eves	Chief Strategy Officer and Director	February 2018‑Present	50
Dallas Jenkins	Chief Creative Officer and Director	February 2018 - Present	49
JD Larsen	Chief Financial Officer	November 2022 - Present	49
Bradley Pelo	President	December 2021 - Present	62
Kyle Young	Executive Vice President	July 2022 - Present	46
David Stidham	Senior Vice President, General Counsel	June 2023 - Present	37
Cris Doornbos	Director	December 28, 2022 – Present	68
Matt Rearden	Director	December 28, 2022 – Present	49
Brooke Asiatico	Director	December 28, 2022 – Present	58
David Bagheri	Director	December 28, 2022 – Present	40

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

Brad Pelo

Brad Pelo serves as the President of the Company. Mr. Pelo is a seasoned business executive having served as co-founder, president or CEO of Ancestry.com, Folio (Microsoft), NextPage (Proofpoint), I.TV (DirecTV) and Radiant Studios. Prior to his appointment as President of the Company, Mr. Pelo served as an Executive Producer of The Chosen since June 2020. Previously, Mr. Pelo was Chief Distribution Officer at Angel from October 2020 to September 2021. From May 2018 to February 2020, Mr. Pelo was President of Radiant Digital, a portfolio of web properties and apps that engage daily with faith and family-based audiences totaling over 147 million users. In the film and television world he was executive producer of The Legend of Johnny Lingo (MGM), Outlaw Trail and Forever Strong as well as an annual telecast for the Pentagon Channel, Stadium of Fire. He serves on charitable boards that support the arts and leadership development.

JD Larsen

JD Larsen is our Chief Financial Officer. Mr. Larsen has a broad range of experience working with organizations from technology start-ups to fortune 500 companies both private and public, most recently, from November 2021 to November 2022, as VP of Finance and Operations for Driven Technologies, a start-up focused on cyber security and network modernization. Prior to that, Mr. Larsen spent 10 years, from January 2012 to November 2021, at Presidio Networked Solutions, a $4 billion dollar technology company, where he held various executive level positions throughout his tenure, most notably Division CFO for Presidio’s largest division. Prior to that, Mr. Larsen spent six years at Marriott Vacations Worldwide and assisted in the successful tax-free spin-off from Marriott International as independently traded company. Prior to that, Mr. Larsen worked for the Walt Disney Company as a key leader in Disney’s highly selective Management Audit Organization as well as other finance roles where he worked with numerous operating segments, including Studio Entertainment, to optimize financial operations both domestically and internationally. He started his career working for PricewaterhouseCoopers in Pittsburgh, PA as a Certified Public Accountant assisting clients through various public offerings and SEC reporting issues. He holds a bachelor’s of science degree in accounting from Grove City College.

Kyle Young

Kyle Young is our Executive Vice President. He leads distribution and international for the Company across platform partnerships, global expansion, and international audience connection. From August 2012 to July 2022, Mr. Young worked at a firm he founded and led called Tiny Horse, an award-winning entertainment production and marketing company that sold to Team Whistle in 2020, overseeing partnerships and network growth from Charlotte NC. Mr. Young previously led the launch and growth of Halogen TV, a millennial-focused cable network subsequently sold to Participant Media in 2012. Prior to this, Mr. Young led INSP’s development of their international cable network across 80 countries. Having worked with media companies across the U.S. and EMEA, Mr. Young has extensive experience in entertainment, marketing, and corporate finance.

David Stidham

David Stidham serves as the Senior Vice President, General Counsel. Prior to working for 5&2 Studios, he served at RightNow Media, which is a B2B faith-based streaming platform that serves churches, businesses, schools, and non-profit ministries around the world, from October 2017 to June 2023 as the General Counsel & Director of Licensing. During his time at RightNow Media, he negotiated and closed well over 1,000 licensing deals and served on the Executive Leadership Team. Prior to joining RightNow Media, Mr. Stidham spent from January 2016 to October 2017 serving as an Assistant District Attorney in Dallas, TX, which, at the time, was the 8th largest DA’s office in the country. He prosecuted and oversaw a wide range of cases in the misdemeanor and felony divisions. Mr. Stidham holds a BBA and MBA from Harding University, a JD from New England Law Boston, and graduate certificate in Negotiation Mastery from the Harvard Business School Online.

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

Matt Rearden

Matt Rearden is a member of our board of directors. He is an experienced attorney and Chief Operations Executive. Mr. Rearden is currently the CEO of MAR Group, which operates several home service businesses and manages a portfolio of real estate and serves as the managing member of Winding Creek Holdings. He previously served as Chief Operating Officer for Maxwell Leadership, Inc, a global provider of leadership training and development, since October 2021. From January 2018 to October 2022, Mr. Rearden served as Chief Operating Officer for Four Star Homes, a real estate sales and brokerage company. From 2010 to 2018, Mr. Rearden held various positions with SeaWorld Parks and Entertainment, Inc., including Sr. Business Development Officer, VP of Business Affairs, and Assistant General Counsel. Between 2001 and 2010, Mr. Rearden held several positions with International Speedway Corporation, including Managing Associate General Counsel and Corporate Counsel. He holds a Juris Doctorate from Florida State University and a Bachelor of Science in finance from Oral Roberts University, where he also serves on the Board of Trustees.

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

David Bagheri

David Bagheri is a member of our board of directors. Mr. Bagheri is a social and business entrepreneur. He currently serves as Chief Executive Officer Anotherland Ventures LLC, a music services company providing artists and writers with label, publishing and marketing support. Since November 2019, Mr. Bagheri also serves as a non-executive Director of Lind Motor Group, a family owned and operated automotive retailer since 1992. Between 2020 - 2023, Mr. Bagheri was CEO of Hillsong Music and Invorto LLC, the largest music export from Australia in the Christian Music Industry, with over 25 years of releasing albums resulting in 10 that have gone platinum and a Grammy Award in 2018. From September 2017 to June 2019, Mr. Bagheri was Chief Executive Officer and Co-founder of Precision Tech, Inc. a Workforce Management Platform was launched in 2018 as a one-system approach to back-office technology. From May 2013 to June 2019, Mr. Bagheri held several positions with Precision Global Consulting, including Managing Director and Director of International Business. From 2010-2013, Mr. Bagheri was the National Development Manager for Many Rivers Microfinance, a social enterprise in Australia providing microenterprise support to Indigenous and other Australians. From 2005-2010 Mr. Bagheri was a Centre Manager at Hillsong CityCare, a social welfare organization working in Sydney.

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

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and owners holding greater than 10% of our common stock have filed the required reports in a timely manner during the fiscal year ended December 31, 2024, except as follows: late Form 4s were filed for each of Brad Pelo, JD Larsen, David Stidham and Kyle Young on March 27, 2025, each relating to the grant of economic interests on May 5, 2024.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A current copy of the code is posted on the Investor Relations section of our website, which is located at https://gifts.thechosen.tv/pages/investor-overview.

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

This section describes the material elements of the compensation awarded to, earned by, or paid to our President, Brad Pelo, and our two other most highly compensated executive officers, for the years ended December 31, 2023 and 2024.

				Stock	All other
		Salary	Bonus	awards	compensation
Name and principal position	Year	($)	($)(1)	($)(2)	($)	Total ($)
Brad Pelo, President	2023	$477,083	$375,000	—	—	$852,083
	2024	$500,000	$500,000	$8,078,500	—	$9,078,500
Kyle Young, EVP	2023	$286,458	$200,313	—	—	$486,771
	2024	$350,000	$200,000	$1,615,700	—	$2,165,700
JD Larsen, CFO	2023	$310,417	$155,000	—	—	$465,417
	2024	$325,000	$200,000	$1,615,700	—	$2,140,700

(1)	This column reflects discretionary annual bonuses paid in respect of the applicable year. See “Annual Bonuses” below for additional information.
(2)

This column reflects the aggregate grant date fair value of economic interests granted in 2024 calculated in accordance with FASB ASC 718. Assumptions used in the calculations for such amounts are set forth in Note 7 to our consolidated financial statements included in this Form 10-K. The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors including the following: the

Company’s operating and financial forecasts with the consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of December 31, 2024 related to these awards.

Principal Elements of Compensation

The compensation of the company’s executive officers comprises of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; and/or (c) the grant of economic interests under the Plan, as applicable. These principal elements of compensation are described below.

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

2024 Executive Interests Plan

On May 5, 2024, Mr. Pelo was granted 755,000 economic interests under the Plan. See “Equity Compensation Plans” above. Also on May 5, 2024, Mr. Larsen and Mr. Young were each granted 151,000 economic interests under the Plan. See “Equity Compensation Plans” above.

Employment Agreements

The Company entered into an employment agreement with Mr. Pelo, effective as of December 23, 2024, which specifies an annual base salary for Mr. Pelo, which is currently equal to $750,000, and provides that he is eligible to receive a discretionary annual bonus up to 100% of this then-current annual base salary. Pursuant to his employment agreement, Mr. Pelo is eligible to participate in all employee benefit plans maintained by the Company as in effect from time to time and applicable to similarly situated employees of the Company. Mr. Pelo must give the Company at least 12 months’ notice of any planned resignation or retirement. If Mr. Pelo’s employment is terminated by the Company for Cause (as defined in his employment agreement), or if he resigns without Good Reason (as defined in his employment agreement), Mr. Pelo is entitled to receive any accrued but unpaid base salary and any earned but unpaid annual bonus with respect to the completed fiscal year immediately preceding such termination date (collectively, the “Accrued Amounts”). If his employment is terminated by the Company without Cause or if he resigns for Good Reason, Mr. Pelo is entitled to receive the Accrued Amounts and, subject to his execution of a general release of claims, (i) continued payment of his base salary for 12 months following such termination date, (ii) a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs and (iii) continuation of group health plan benefits, with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and the named executive officer as in effect on the date of termination, for up to 12 months or until he becomes covered by a new health insurance plan from another employer, whichever date is sooner. If Mr. Pelo’s employment terminates on account of his death or Disability (as defined in his employment agreement), he is entitled to receive the Accrued Amounts and a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs.

The Company entered into an employment agreement with Mr. Young, effective as of January 11, 2025, which specifies an annual base salary for Young, which is currently equal to $400,000, and provides that he is eligible to receive a discretionary annual bonus up to $200,000. Pursuant to his employment agreement, Mr. Young is eligible to participate in all employee benefit plans maintained by the Company as in effect from time to time and applicable to similarly situated employees of the Company. Mr. Young must give the Company at least 3 months’ notice of any planned resignation or retirement. If Mr. Young’s employment is terminated by the Company for Cause (as defined in his employment agreement), or if he resigns without Good Reason (as defined in his employment agreement), Mr. Young is entitled to receive any accrued but unpaid base salary and any earned but unpaid annual bonus with respect to the completed fiscal year immediately preceding such termination date (collectively, the “Accrued Amounts”). If his employment is terminated by the Company without Cause or if he resigns for Good Reason, Mr. Young is entitled to receive the Accrued Amounts and, subject to his execution of a general release of claims, (i) continued payment of his base salary for 9 months following such termination date, (ii) a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs and (iii) continuation of group health plan benefits, with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and the named executive officer as in effect on the date of termination, for up to 9 months or until he becomes covered by a new health insurance plan from another employer, whichever date is sooner. If Mr. Young’s employment terminates on account of his death or Disability (as defined in his employment agreement), he is entitled to receive the Accrued Amounts and a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs.

The Company entered into an employment agreement with Mr. Larsen, effective as of January 11, 2025, which specifies an annual base salary for Mr. Larsen, which is currently equal to $450,000, and provides that he is eligible to receive a discretionary annual bonus up to $200,000. Pursuant to his employment agreement, Mr. Larsen is eligible to participate in all employee benefit plans maintained by the Company as in effect from time to time and applicable to similarly situated employees of the Company. Mr. Larsen must give the Company at least 3 months’ notice of any planned resignation or retirement. If Mr. Larsen’s employment is terminated by the Company for Cause (as defined in his employment agreement), or if he resigns without Good Reason (as defined in his employment agreement), Mr. Larsen is entitled to receive any accrued but unpaid base salary and any earned but unpaid annual bonus with respect to the completed fiscal year immediately preceding such termination date (collectively, the “Accrued Amounts”). If his employment is terminated by the Company without Cause or if he resigns for Good Reason, Mr. Larsen is entitled to receive the Accrued Amounts and, subject to his execution of a general release of claims, (i) continued payment of his base salary for 9 months following such termination date, (ii) a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs and (iii) continuation of group health plan benefits, with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and the named executive officer as in effect on the date of termination, for up to 9 months or until he becomes covered by a new health insurance plan from another employer, whichever date is sooner. If Mr. Larsen’s employment terminates on account of his death or Disability (as defined in his employment agreement), he is entitled to receive the Accrued Amounts and a payment equal to the annual bonus, if any, that he would have earned for the fiscal year in which such termination date occurs.

Non-Qualified Plans and Retirement Benefits

We do not currently sponsor or maintain any non-qualified defined contribution or other non-qualified deferred compensation plans for employees. In addition, there are no arrangements or plans in which we provide pension, retirement or similar benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding economic interests under the Plan at December 31, 2024, for our named executive officers:

Equity Incentive
Plan Awards:
				Equity Incentive		Market or
				Plan Awards:		Payout Value of
			Market Value	Number of		Unearned
		Number of	of Shares or	Unearned Shares,		Shares, Units or
		Shares or Units	Units of Stock	Units or Other		Other Rights
		of Stock That	That Have Not	Rights That Have		That Have Not
Name	Grant Date	Have Not Vested (#)	Vested ($)(1)	Not Vested (#)		Vested ($)(1)
Brad Pelo	5/5/2024	—	—	755,000	(2)	$8,969,400
Kyle Young	5/5/2024	—	—	151,000	(2)	$1,793,880
JD Larsen	5/5/2024	—	—	151,000	(2)	$1,793,880
(1)

The market value of the economic interest awards represents the product of the value of our Series B Common Stock as of December 31, 2024, which was $11.88, and the number of shares underlying each such award and, with respect to performance-based awards, assumes satisfaction of the applicable performance criteria.

(2)	This economic interest award vests with respect to 100% of the economic interests subject thereto on a Qualifying Sale Date, subject to continuous service through such date.

Director Compensation Table

The following table shows the compensation for each person who served as a non-employee member of our board of directors during the year ended December 31, 2024.

We do not provide separate compensation to our directors who are also our employees.

	Fees Earned or	Stock Awards(1)(2)
Name	Paid in Cash ($)	($)	Total ($)
Cris Doornbos	$197,917	—	$197,917
Matt Rearden	$143,750	—	$143,750
Brooke Asiatico	$150,000	—	$150,000
David Bagheri	$143,750	—	$143,750

On January 29, 2025, each of our non-employee directors received a grant of 113,250 economic interests under the Plan. See “Equity Compensation Plans” above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the company, as of December 31, 2024, for:

●	Each person who we know beneficially owns more than five percent of any class of our voting securities.
●	Each of our director and director nominees.
●	Each of our executive officers.
●	All of our directors, director nominees and executive officers as a group.

As of December 31, 2024, we had 6,950,000 shares of Series A Common Stock and 5,591,274 shares of Series B Common Stock issued and outstanding. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to applicable community property laws.

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Directors and Officers
Derral Eves(2)	6,950,000	55%
Dallas Jenkins	—	—%
JD Larsen	—	—%
Bradley Pelo	—	—%
David Stidham	—	—
Kyle Young	—	—
Cris Doornbos	—	—
Matt Rearden	—	—
Brooke Asiatico	—	—
David Bagheri	—	—

All officers and directors as a group	6,950,000	55%
(14 individuals)
Greater than 5% Holders
The Chosen Productions, LLC(2)(3)	6,950,000	55%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o 5&2 Studios, Inc., 8291 Baucum Road, Midlothian, TX 76065.
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

We have entered into various agreements with Dallas Jenkins and his spouse to write various books related to the Series. They receive a percentage of sales for each book. In total, the amount paid and accrued for writer fees and book royalties was $228,744 as of December 31, 2024.

Conflict of Interest Policy

The board of directors has adopted a conflict-of-interest policy applicable to all directors, officers, and employees of our company and our subsidiaries. The conflict-of-interest policy provides that a committee of independent members of the board of directors may, among other things, cause any officer or director who has a direct or indirect interest in a transaction to recuse him or herself from the consideration of such transaction and, to the extent necessary, the committee may retain appropriately qualified, non-conflicted personnel to advise the Company in connection with such transaction. Additionally, the conflict-of-interest policy requires that each director and executive officer annually sign a statement which affirms that such person has agreed to comply with the policy.

Director Independence

Our Board of Directors currently consists of six members. Our board of directors has determined 4 members of the Board, Cris Doornbos, Matt Rearden, Brooke Asiatico and David Bagheri, are “independent directors” as defined in the listing standards of the Nasdaq Stock Market LLC and applicable SEC rules. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making the determinations as to the independence of our directors, our Board of Directors reviewed and discussed information provided by the directors and the Company with regard to each director’s relationships as they may relate to the Company and its management.

Item 14.    Principal Account Fees and Services

Tanner LLC (“Tanner”) was the Company’s registered independent accounting firm for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$274,309	$320,820
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

The Audit Committee pre-approves all audit and permitted non-audit services performed by our independent registered public accountants to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Tanner for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our Audit Committee.

PART IV

Item 15.    Exhibits

The following documents are filed as part of this report:

1.	Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page F-1.

2.	Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page F-1.

3.	Exhibits

The exhibits are listed in the Exhibit Index which begins on page 40.

Item 16    Form 10-K Summary

None.

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about 5&2 Studios, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about 5&2 Studios, Inc., its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and 5&2 Studios, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at https://www.sec.gov.)

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”	1-U	24R-00162	2.1	December 2, 2022

3.1	Certificate of Incorporation dated November 29, 2022	1-U	24R-00162	2.2	December 2, 2022

3.2	Certificate of Amendment to the Certificate of Incorporation, effective September 25, 2024	8-K	000-56519	3.1	September 30, 2024

3.3	Bylaws of The Chosen, Inc.	10-12G	000-56519	3.2	February 2, 2023

4.1	Description of Securities					X

10.1	Employment Agreement dated August 1, 2020 by and between the Company and Derral Eves	1-A	024-11312	6(h)	September 3, 2020

10.2	Employment Agreement dated March 28, 2025 by and between the Company and Dallas Jenkins					X

10.3	Employment Agreement, dated January 9, 2025, by and between Brad Pelo and 5&2 Studios, Inc.	8-K	000-56519	10.1	January 15, 2025

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.4	Employment Agreement, dated January 11, 2025, by and between Jonathan Larsen and 5&2 Studios, Inc.	8-K	000-56519	10.2	January 15, 2025

10.5	Employment Agreement, dated January 11, 2025, by and between David Stidham and 5&2 Studios, Inc.					X

10.6	Employment Agreement, dated January 11, 2025, by and between Kyle Young and 5&2 Studios, Inc.					X

10.7	Ground Lease Agreement, dated November 16, 2021, by and between the Company and The Salvation Army	10-12G/A	000-56519	10.16	April 3, 2023

10.8	First Amendment to Ground Lease Agreement, dated March 1, 2023 by and between the Company and the Salvation Army.	10-K	000-56519	10.17	April 1, 2024

10.9	Asset Purchase Agreement, dated May 13, 2024, by and between The Chosen, Inc. and Come and See Foundation, Inc.	8-K	000-56519	10.1	May 15, 2024

10.10	Amended and Restated Distribution License and Marketing Services Agreement, dated June 13, 2024, by and between the Chosen, Inc. and Come and See Foundation, Inc.	8-K	000-56519	10.1	June 20, 2024

10.11	Production Funding and Services Agreement, dated June 13, 2024, by and between The Chosen Texas, LLC and Come and See Foundation, Inc.	8-K	000-56519	10.2	June 20, 2024

10.12	Amendment to Amended and Restated Distribution License and Marketing Services Agreement, dated September 30, 2024, by and between the 5&2 Studios, Inc. and Come and See Foundation, Inc.	8-K	000-56519	10.1	December 6, 2024

10.13	Form of Amended and Restated 2024 Contributor Interests Plan	10-Q	000-56519	10.21	August 14, 2024

10.14	2024 Executive Interests Plan	10-Q	000-56519	10.22	August 14, 2024

10.15	2024 Writer & Producer Interests Plan	10-Q	000-56519	10.23	August 14, 2024

21	Subsidiaries of the Registrant	10-12G/A	000-56519	21	April 3, 2023

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

5&2 STUDIOS, INC.

Date: March 31, 2025	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derral Eves	Director	March 31, 2025
Derral Eves

/s/ Dallas Jenkins	Director	March 31, 2025
Dallas Jenkins

/s/ Cris Doornbos	Director	March 31, 2025
Cris Doornbos

/s/ Matt Rearden	Director	March 31, 2025
Matt Rearden

/s/ Brooke Asiatico	Director	March 31, 2025
Brooke Asiatico

/s/ David Bagheri	Director	March 31, 2025
David Bagheri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 5&2 Studios, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 5&2 Studios, Inc. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tanner, LLC

Salt Lake City, UT

March 31, 2025

5&2 Studios, Inc.

Consolidated Balance Sheets

(in thousands)

	Year Ended December 31,
	2024	2023

Assets
Cash and cash equivalents	$6,466	$65,179
Accounts receivable, net of allowances of $22 and $855 at December 31, 2024 and December 31, 2023, respectively	13,474	8,325
Inventory	5,858	15,060
Prepaid assets	3,299	2,867
Other current assets	2,613	1,259
Total current assets	31,710	92,690
Property and equipment, net	28,431	37,450
Film costs, net	16,733	67,009
Other assets	2,696	1,056
Deferred tax asset, net	15,270	—
Total assets	$94,840	$198,205
Liabilities and Equity
Accounts payable	$2,753	$10,843
Accrued expenses and other current liabilities	10,773	7,765
Current portion of deferred revenue	62,112	1,142
Current portion of long - term debt and lease liabilities	659	359
Total current liabilities	76,297	20,109
Long-term debt and lease liabilities, net of current portion	211	138,028
Deferred revenue, net of current portion	—	1,928
Other noncurrent liabilities	2,341	1,150
Deferred tax liability, net	—	2,570
Total liabilities	78,849	163,785
Commitments and contingencies (Note 7)	—	—
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,591 and 5,595 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings	1,558	14,435
Noncontrolling interest	4,183	9,735
Total equity	15,991	34,420
Total liabilities and equity	$94,840	$198,205

See accompanying notes to the consolidated financial statements.

5&2 Studios, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Licensed content and merchandise revenues	$60,499	$51,944
Production services revenues	98,837	—
Contribution revenues	—	28,985
Total revenues	159,336	80,929

Cost of licensed content and merchandise revenues	34,690	22,056
Cost of production services revenues	57,169	—
Distribution and marketing	28,460	21,778
Amortization of film costs	14,556	13,290
Depreciation and amortization	13,450	8,897
General and administrative	33,737	25,330
Operating expenses	182,062	91,351
Gain (loss) on sale of assets	13,214	(60)
Net operating loss	(9,512)	(10,482)
Interest income	617	2,799
Interest expense	(5,434)	(3,279)
Other expense, net	(7,551)	(124)
Net loss before income taxes	(21,880)	(11,086)
Benefit (provision) for income taxes	2,920	2,129
Net loss	(18,960)	(8,957)
Net loss attributable to noncontrolling interest	6,083	5,388
Net loss attributable to 5&2 Studios, Inc	$(12,877)	$(3,569)
Net loss attributable to Common Stock/Common Units	$(12,877)	$(3,569)
Loss per Common Stock/Common Units, basic and diluted (1)	$(1.03)	$(0.28)
Weighted average Common Stock/Common Units outstanding, basic, and diluted(1)	12,541	12,545
(1)	Represents loss per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 1 and Note 4).

See accompanying notes to the consolidated financial statements.

5&2 Studios, Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholder’s Equity
	Series A		Series B		Series A		Additional		Non-
	Common Stock		Common Stock		Preferred Stock		Paid-In	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of December 31, 2022	6,950	$7	1,254	$1	4,341	$5	$10,237	$18,004	$10,100	$38,354
Conversion to Series B Common Stock	—	—	4,341	5	(4,341)	(5)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	5,023	5,023
Net loss	—	—	—	—	—	—	—	(3,569)	(5,388)	(8,957)
Balance as of December 31, 2023	6,950	$7	5,595	$6	—	$—	$10,237	$14,435	$9,735	$34,420
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	531	531
Retirement of common stock	—	—	(4)	(0)	—	—	—	—	—	(0)
Net loss	—	—	—	—	—	—	—	(12,877)	(6,083)	(18,960)
Balance as of December 31, 2024	6,950	$7	5,591	$6	—	$—	$10,237	$1,558	$4,183	$15,991

See accompanying notes to the consolidated financial statements.

5&2 Studios, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(18,960)	$(8,957)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	13,450	8,897
Amortization of film costs	14,556	13,290
Deferred income tax (benefit) provision	(17,840)	(2,534)
Accretion of debt discount and issuance costs	473	285
Non-cash imputed interest expense	—	161
Non-cash lease expense	50	83
Non-cash inventory reserve	(347)	655
Non-cash inventory donation expense	8,111	—
Loss (gain) on sale of assets	(13,214)	39
Allowance for (recovery) for credit losses	111	952
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,177)	(398)
(Increase) decrease in inventory	2,275	(6,443)
(Increase) decrease in prepaids and other current assets	(1,794)	(2,508)
(Increase) decrease in film costs	(13,113)	(42,814)
Increase (decrease) in accounts payable	(5,698)	2,002
Increase (decrease) in accrued expenses and other current liabilities	4,417	4,107
Increase (decrease) in deferred revenue	(31,209)	890
Increase (decrease) in other noncurrent liabilities	1,191	(642)
Net cash flows provided by (used in) operating activities	(62,718)	(32,935)
Cash flows from investing activities
Acquisition of property & equipment	(7,680)	(13,784)
Acquisition of trademark	—	(2)
Proceeds from sale of property & equipment	1	184
Net cash flows provided by (used in) investing activities	(7,679)	(13,602)
Cash flows from financing activities
Contributions from noncontrolling interest member	(0)	5,023
Principal paid on finance lease	—	(12)
Proceeds from issuance of debt	11,684	—
Payments of lender fees	—	(7,217)
Principal paid on debt	—	(451)
Dividends paid	—	(10,417)
Net cash flows provided by (used in) financing activities	11,684	(13,074)
Net change in cash and cash equivalents	(58,713)	(59,611)
Cash and cash equivalents, beginning of period	65,179	124,790
Cash and cash equivalents, end of period	$6,466	$65,179
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,032	$—
Cash paid for interest	2,697	2,696
Cash received for interest	$617	$2,733
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	$1,349	$1,658
Discount on long-term debt	—	221
Forgiveness of debt in CAS Transaction	157,184	—
Contribution of property and equipment from noncontrolling interest member	531	—

See accompanying notes to the consolidated financial statements.

5&2 Studios, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Organization and Consolidation

On September 25, 2024, the Company changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc., a Delaware corporation. 5&2 Studios, Inc. is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While 5&2 Studios, Inc. is primarily focused on producing and distributing the remaining three seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called Chosen in the Wild.

The consolidated financial statements include the accounts of 5&2 Studios, Inc., its wholly owned subsidiaries The Chosen Texas, LLC, TCI Animation, LLC, The Chosen House, LLC, and Dream Weaver Stories, LLC and its variable controlling interest in Impossible Math, LLC (collectively, the “Company”), and the statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Chosen Texas, LLC and TCI Animation, LLC

The Chosen Texas, LLC and TCI Animation, LLC were formed on September 6, 2018 and December 22, 2022, respectively. Both entities are wholly owned subsidiaries of 5&2 Studios, Inc. and were formed for the development, filming, and production of current and future content related to the Series.

The Chosen House, LLC

The Chosen House, LLC was formed on May 26, 2021, and owns real estate located in Midlothian, Texas. The property is used as lodging for employees, contractors, and actors to stay while performing services for the Company.

Impossible Math, LLC

Impossible Math, LLC was formed on May 7, 2021, to own and manage a sound stage for the filming of the productions. 5&2 Studios, Inc. owns a controlling voting interest in Impossible Math, LLC, with 100% of the voting units. In September 2024, 5&2 Studios, Inc. increased its economic interest in Impossible Math, LLC to 49.9% from 4.0%. The Company determined that Impossible Math, LLC is a variable interest entity. This is because the entity was initially thinly capitalized, and while 5&2 Studios, Inc. does not have a majority equity interest compared to other owners, 5&2 Studios, Inc. controls Impossible Math as it holds 100% of the voting interest. Further, the Company concluded it is the primary beneficiary through its power to make decisions and its significant variable interest in the funds.

Dream Weaver Stories, LLC

Dreamweaver Stories, LLC was formed on June 11, 2024, primarily to facilitate payments for writing services performed under agreements governed by the Writers Guild of America (“WGA”) signatory contracts.

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

Pursuant to the terms of the CAS Agreements, CAS and the Company agreed to:

(a)	restructure the existing transactions with the Company with respect to the intellectual property assets comprising the Series and The Chosen brand, including the first four existing seasons in distribution and all unproduced seasons of episodes, plus derivatives, with the exception of the excluded assets and excluded liabilities, as defined in the APA, for The Chosen, defined as the (collectively “The Chosen IP”).
(b)	the forgiveness of the outstanding principal of the Company’s loan from CAS of $145,500 thousand, and any accrued but unpaid interest thereon (the “CAS Loan”) and provide the Company a loan in the amount of $11,684 thousand at signing of the CAS Transaction, for which the outstanding principal balance and accrued but unpaid interest as of the Closing was forgiven (the “Bridge Loan Promissory Note”).
(c)	provide for $85,000 thousand of total future payments to be made to the Company payable in installments to the extent earned upon the completion and delivery of content and rights of the fifth, sixth, and seventh seasons of the Series.
(d)	the Company to render all development and production services, on a work-made-for-hire basis, for the development, production and delivery of The Chosen to CAS (the “Production Services”) with CAS agreeing to pay the Company agreed upon amounts over time, based on expected production budgets, to fund production of the fifth, sixth, and seventh seasons of the Series (“Production Funding”) and a specified a market-rate production services fee based upon the budgeted amounts to be agreed to for each season of the Series.
(e)	grant the Company certain rights through an exclusive worldwide license to exploit the commercial exploitation rights in all media and languages, ancillary rights, licensed trademark rights and marketing servicing rights (collectively, the “Distribution Rights”) with respect to The Chosen Programs. In exchange, the Company is required to pay CAS certain royalty-based fees applying specified percentages the gross receipts from Company’s exploitation of the rights granted to the Company, after recoupment of certain marketing expenses.

The Company determined that the agreements between the Company and CAS, which comprise the CAS Transaction, should be combined and viewed in conjunction with one another which form a singular transaction for accounting purposes, principally as the agreements were negotiated as a package to achieve a collective commercial objective. The Company determined the units of account in the CAS Transaction are principally the:

(i)	sale of The Chosen IP pursuant to ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), gives control over the produced and completed seasons of the Series, as well as “The Chosen” brand transfers to CAS at the Closing as CAS obtains the rights and privileges necessary to direct the use of The Chosen IP and obtain substantially all the remaining economic benefits,
(ii)	Production Services arrangement with CAS pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”) which involves multiple performance obligations for the performance of work-for-hire production services, on behalf of and at the direction of CAS, for the yet to be produced and completed seasons of the Series which shall be recognized over the period of time the Company satisfies its performance obligations to develop, produce and deliver the rights and completed content for each season of the Series (see Note 1 for further details on the Company’s revenue recognition policy), and
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

The Company recognized a Gain on sale of $13,022 thousand in accordance with ASC 610-20 reflected in the Consolidated Statements of Operations from the sale of The Chosen IP, resulting from the consideration allocated to the sale of The Chosen IP of $69,194 thousand, net of costs to sell and derecognition of assets of $56,172 thousand. Refer to Note 1, Film Costs, and Note 3, Debt for further details of the assets sold and liabilities forgiven. The remaining consideration has been allocated to the Company’s obligation to produce and transfer the rights and completed content of the unproduced fifth, sixth, and seventh seasons of The Chosen. (see Note 1, Revenue Recognition for further details on the company’s performance obligations and revenue recognition).

Going Concern

In the consolidated financial statements for the year ending December 31, 2023, the Company had previously disclosed substantial doubts about its ability to continue as a going concern, which the Company determined the Company’s plans were probable to be implemented and that they alleviate the substantial doubt about the Company’s ability to continue as a going concern. On May 13, 2024, the Company and CAS signed the APA, which provided for a series of transactions by and among the Company and CAS, following which the Company believes it has enough financial resources to fund its operations, meet its capital requirements, and fulfill its anticipated obligations in the next twelve months. Therefore, the Company has determined that the conditions and events that raised these substantial doubts no longer exist, and the condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern.

Recent Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. The guidance primarily will require enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. The Company adopted the new standard effective December 31, 2024. See Note 8 Segments in the accompanying notes to the consolidated financial statements for further detail.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.

The Company has reviewed other recently issued accounting standards which have not yet been adopted to determine their potential effect, if any, on the results of operations or financial condition. Based on the review of these other recently issued standards, the Company does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant items subject to such estimates and assumptions include the film costs amortization policy and the recognition and measurement of production costs and expenses as it relates to Production services revenue. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2024 and 2023, the bank balance exceeded the federally insured limit by $3,242 thousand and $19,028 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues.

For the year ended December 31, 2024, the Company had one customer that comprised greater than 10% of revenue, representing 62.0%. For the year ended December 31, 2023, the Company had two customers that each individually comprised greater than 10% of revenue, representing 20.5% and 36.4%, respectively.

As of December 31, 2024, three customers accounted for a total of 90.6% of the Company’s accounts receivable balance or 43.2%, 30.2%, and 17.1%, respectively. As of December 31, 2023, four customers accounted for a total of 83.3% of the Company’s accounts receivable balance or 39.2%, 14.8%, 14.8%, and 14.5%, respectively.

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

The Company’s Series A Preferred Stock (“Series A Preferred Stock”) are considered participating securities as these holders are entitled to receive a stated preferred distribution payment and thereafter, participate equally in any distributions with common stockholders, but do not participate in losses. Basic EPS is determined by dividing net income (loss) attributable to common stockholders by the weighted average common stock outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period increased by the numbers of additional common stock that would have been outstanding if all potential common stock had been issued and to the extent that their effect is not anti-dilutive. As of December 31, 2024, the Company does not have any potentially dilutive instruments outstanding.

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

As of December 31, 2024 and 2023, the allowance for credit losses was $22 thousand and $855 thousand, respectively. As of December 31, 2023 the Company recognized a reserve of $853 thousand for accounts receivables from Angel Studios, Inc. (“Angel Studios”) due to the Company’s delivery of a Notice of Termination, effective on October 20, 2023, of the Content License Agreement between Angel Studios and the Company. Although the Company reserved for the Angel Studios Receivable, the Company intends to continue to pursue collection.

Inventory

Inventory is valued at the lower of cost or net realizable value using the average cost method. Management compares the cost of inventory with the market value and an allowance is made to write down inventory to market value, if lower. As of December 31, 2024 and 2023, the Company did not have work in process. Inventory consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$175	$175
Finished goods	5,745	15,540
Inventory reserve	(62)	(655)
Inventory	$5,858	$15,060

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

	As of December 31,		Estimated
	2024	2023	Useful Lives

	(in thousands)		(in years)
Land	$90	$90	—
Capitalized software and information technology equipment	668	2,690	3
Buildings and improvements	51,078	37,297	2 – 30
Equipment	519	791	3 – 15
Furniture and fixtures	130	80	5
Vehicles	476	484	8
Construction in process	25	8,069	—
Property and equipment, gross	$52,986	$49,501
Accumulated depreciation	(24,555)	(12,051)
Property and equipment, net	$28,431	$37,450

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. No impairment of property and equipment was recorded during the years ended December 31, 2024 and 2023. Depreciation of property and equipment was $12,504 thousand and $8,828 thousand for the years ended December 31, 2024 and 2023, respectively.

During 2024, the Company de-recognized Capitalized software, net of $2,429 thousand related to the transfer of the Company’s internal-use software in exchange for future consideration, resulting in a gain of $192 thousand, recognized in Gain (loss) on sale of assets in the Consolidated Statement of Operations. The future consideration to be received for the transfer of the internal-use software is recognized in Other current assets and Other assets in the amounts of $981 thousand and $1,691 thousand, respectively, on the Consolidated Balance Sheets as of December 31, 2024.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets are included in Other assets in the Consolidated Balance Sheets. Operating lease liabilities are included in Current portion of long-term debt and lease liabilities or Long-term debt and lease liabilities in the Consolidated Balance Sheets.

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

The Company does not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. In addition, variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities. Lease expense for operating leases is recognized on a straight-line basis Refer to Note 2 Leases, for more information on leases.

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

The Company has access to various governmental programs that are designed to promote content production within the States of Texas and Utah. Incentives earned with respect to expenditures on qualifying film production activities are included as an offset to Film costs, net within the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had received $0 thousand and $160 thousand, respectively, in incentives. The Company recognizes these benefits when there is reasonable assurance regarding the realizable amount of the incentive.

The following table represents the components of film costs (in thousands):

	As of December 31,
	2024	2023
Released and completed film costs	$2,469	$48,395
Not released, in production film costs	14,680	44,737
In development or preproduction film costs	153	4,262
Film costs, gross	17,302	97,394
Accumulated amortization	(569)	(30,385)
Film costs, net of amortization	$16,733	$67,009

Amortization expense for film costs for the years ended December 31, 2024 and 2023 was $14,556 thousand and $13,290 thousand, respectively. During the year ended December 31, 2024, the Company derecognized film costs, net of $47,061 thousand related to the released and completed seasons of the Series as part of the Company’s sale of The Chosen IP pursuant to the CAS Transaction. Additionally, costs for the not-released in-process Season 5 were recognized to Production services costs of revenues in connection with production services revenues earned during the year ended December 31, 2024.

The future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of December 31, 2024 are as follows (in thousands):

Years Ending December 31:	Amount
2025	$627
2026	611
2027	616
2028	45
2029	—
Total	$1,899

Intangible Assets

The Company historically had trademarks and copyrights for The Chosen that were amortized over an economic life of 10 years. As of December 31, 2024, the Company no longer had trademarks and copyrights. Intangible assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Trademark (1)	$—	$63
Copyright (1)	—	10
Accumulated amortization (1)	—	(11)
Net carrying value	$—	$62
(1)	Included in Other assets in the Consolidated Balance Sheets.

Other Current Assets

As of December 31, 2024 and 2023 respectively, other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Contract Asset – Short Term	$1,143	$—
Deposits	871	940
Other	599	319
Total other current assets	$2,613	$1,259

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

The Company considers the terms of each arrangement to determine the appropriate accounting treatment. Revenue recognition for each source of revenue is based on the following:

Licensed Content Revenue

The Company generates revenues from licensing its intellectual property rights related to the Series. Licensed content revenues are primarily earned from licensing agreements which include distribution of the Company’s intellectual property via (i) streaming of digital media (video-on-demand (“VOD”) and subscription video-on-demand (“SVOD”), (ii) physical media (digital versatile discs (“DVDs”) and Blu-ray discs), (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books and printed materials and (vi) merchandise. Under these arrangements, the Company’s performance obligation is a license of functional intellectual property that provides the licensee the right to use the Company’s internally produced programming, or uploaded marketing advertisements, as it exists at a point in time.

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

For licensed content arrangements that include the right to exploit multiple seasons with a fixed upfront payment, the availability of each season is considered a separate performance obligation and the fixed payment is allocated to each season on a relative standalone selling price basis. Estimation of standalone selling prices requires judgment, which can impact the timing of recognizing revenues. Revenue is recognized when the season is available for use by the licensee. The Company recognizes revenue at the point in time it fulfills its performance obligation, which is evidenced when each season is made available.

Merchandise and Other Revenue

The Company generates revenues from online store and wholesale sales of The Chosen and 5&2 Studios, Inc. branded physical media products, and merchandise. The Company contracts with third parties to fulfill orders and also utilizes third-party distributors to sell merchandise to retailers. Revenue earned from sales of merchandise may be recognized gross or net depending on the terms of the arrangement. The Company may make estimates related to variable consideration at the point of sale, including estimates for refunds and product returns.

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

The Company also utilizes third-party distributors to sell merchandise to retailers. The Company has evaluated whether it is the principal or agent in these relationships. The Company has determined that it is the principal in all cases, as it retains the responsibility for fulfillment, legal title, and risk of loss, until the point of sale to the retailer, which the Company determined is its customer. Revenues are recognized at a point time, as control is transferred to the customer upon shipment. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities and as such are included in Cost of licensed content and merchandise revenues in the Consolidated Statements of Operations.

Other revenue consists of ticket revenues and fixed sponsor fees for events and experiences related to The Chosen and 5&2 Studios, Inc. Revenue from event promotion or production is recognized when the event occurs. If revenue is collected before the event, it is recorded as a component of deferred revenue until the event takes place.

Production Services Revenue

Production services revenue is earned by providing production services on a work-for-hire basis for the development, production, and delivery of the production project. Under the Company’s current arrangements, the Company’s performance obligation is to (i) develop, produce and deliver the content and rights of the fifth, sixth, and seventh seasons of the Series, or (ii) develop, produce and deliver the content and rights of the agreed upon other projects. The delivery of each season is considered a separate performance obligation. The consideration is allocated to each season on a relative standalone selling price basis. To the extent an arrangement includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled based on the information that is reasonably available. Determination of standalone selling prices requires judgment, which can impact the timing of recognizing revenues. Revenue for production services is recognized over time on an input method cost-to-cost basis, therefore, as the projects are in progress, the Company recognizes revenue based upon the proportion of costs incurred relative to total expected costs of the project.

Contribution Revenue

Prior to the Second Amendment to the Contribution Agreement with CAS entered into on October 31, 2023, the Company also generated revenues from funds received under a non-reciprocal agreement with CAS for donation proceeds received by CAS through The Chosen App to be used in furtherance of the charitable purposes of CAS, which included the production of the Series. While the Second Amendment modified and revised various commercial terms, it also eliminated the obligation of CAS to continue to provide

Contribution Revenue to the Company. As such, no additional Contribution Revenue was received by the Company for reporting periods subsequent to the signing of the Second Amendment.

Contributions that were received from voluntary donations pursuant to the agreement with CAS were reported as Contribution revenues in the Consolidated Statement of Operations in accordance with ASC Topic 958, Not-for-Profit Entities, which was a core source of revenue from the Series and was used to market, produce and distribute the Series. Revenue from these contributions was recognized in the period that the Company received the contribution in accordance with ASC 958, as the contributions received under the agreement were non-exchange transactions and were not subject to conditions or restrictions.

The following table presents the Company’s disaggregated revenues (in thousands):

	Year Ended December 31,
	2024	2023
Licensed content	$29,705	$24,180
Merchandise	28,538	26,895
Other	2,256	869
Licensed content and merchandise revenues	60,499	51,944
Production services revenues	98,837	—
Contribution revenues	—	28,985
Total Revenues	$159,336	$80,929

The following table presents revenue recognized for goods transferred at a point in time and services transferred over time on the Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2024	2023
Point in time	$60,499	$80,929
Over time	98,837	—
Total Revenues	$159,336	$80,929

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

As of December 31, 2024, the aggregate consideration of the Company’s revenue arrangement allocated to remaining performance obligations in the Company’s arrangements was approximately $302,100 thousand, which relates to the allocated fixed and variable consideration for the Company’s remaining production services performance obligations to develop, produce and deliver the rights and completed content of the fifth, sixth, and seventh seasons of The Chosen under the CAS Transaction. The Company expects to recognize the revenue from these remaining partially satisfied and unsatisfied performance obligations over one to four years.

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, and that right is conditioned upon something other than the passage of time. The Company’s contract assets from arrangements with customers are current in nature and are included in Other current assets in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company did not have contract assets from arrangements with customers.

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

The following table presents contract liabilities included in the following on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2024	2023
Deferred revenue, current	$62,112	$1,142
Deferred revenue	—	1,928
Total	$62,112	$3,070

Revenue recognized during the year ended December 31, 2024, from amounts included in total contract liabilities as of December 31, 2023, was $1,142 thousand. Revenue recognized during the year ended December 31, 2023, from amounts included in total contract liabilities as of December 31, 2022, was $808 thousand. The remainder of the change in the contract liabilities of $60,185 thousand during the year ended December 31, 2024 was due to new deferrals, net of revenue recognized and the de-recognition of existing balances from arrangements with CAS as consideration for the CAS Transaction. The contract liabilities balance as of December 31, 2024 primarily relates to deferred amounts for production services in progress for Season 5 and its performance obligations to perform production services for seasons 6 and 7 of the Series.

Distribution and marketing

Distribution and marketing include costs to promote the Series and of other projects which primarily include marketing on social and digital platforms to promote the Series as well as costs for producing marketing and managing the exploitation of the licensed content of the Series to both domestic and international audiences. Marketing production costs are deferred until the period in which the marketing takes place. All other marketing costs are expensed as incurred. Distribution and marketing expenses for the years ended December 31, 2024 and 2023 totaled $28,460 thousand and $21,778 thousand, respectively. Deferred marketing costs were $— thousand and $1,018 thousand as of December 31, 2024 and 2023, respectively, are included as Prepaid assets on the Consolidated Balance Sheets.

Accrued expenses and other current liabilities

As of December 31, 2024 and 2023 respectively, accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
CAS royalties	$3,606	$—
Income tax payable	3,123	405
Accrued participant royalties	1,139	2,564
Credit card liabilities	268	1,489
Accrued inventory purchases	167	1,020
Accrued compensation	61	1,527
Other	2,409	760
Accrued expenses and other current liabilities	$10,773	$7,765

Income Taxes

The Company is a Delaware corporation that is taxed as a C-Corporation. Under this structure, the Company is liable for the income taxes on the Company’s income or loss at the federal and state levels. Its members are also liable for income taxes on any distributions received from the Company. The Company recorded federal and state income taxes payable of $3,123 thousand and $405 thousand as of December 31, 2024 and 2023. State income taxes receivable of $103 thousand is included in other current assets on the Consolidated Balance Sheets.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has decided not to record a valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023.

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred provision for income tax	$(17,840)	$(2,534)
Current income taxes	14,920	405
Provision (benefit) for income taxes	$(2,920)	$(2,129)

A reconciliation of the provision (benefit) for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Expected tax expense (benefit) at US Federal statutory rates	$(4,599)	$(2,328)
State income taxes (benefit), net of Federal income tax effect	212	(147)
Non-controlling interest	1,277	1,278
Statutory rate change	(403)	(250)
Nondeductible interest	1,547	—
Charitable contributions	(1,537)	—
Other	583	(682)
Provision (benefit) for income taxes	$(2,920)	$(2,129)
Effective tax (benefit) rate	13%	19%

The effective tax rates for the year ended December 31, 2024, differed from the federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”), non-deductible interest expense, and additional deductions related to the charitable contributions of inventory.

The decrease in the effective tax rate for the year ended December 31, 2024, was primarily due to the decrease in net income before income taxes, non-deductible interest expense, and an increase in the net loss attributable to NCI.

Significant components of the Company’s deferred tax liability consisted of the following (in thousands):

	As of December 31,
	2024	2023
Film costs	$—	$15,900
Cash basis adjustments	1,162	(5)
Net operating loss carryforwards	(1,510)	(15,500)
Right of use assets	140	211
Lease liabilities	(140)	(172)
Property and equipment	1,678	2,690
Section 174 capitalization	(1,362)	(196)
Deferred revenue	(14,376)	—
Other	(862)	(358)
Deferred tax liability/(asset), net	$(15,270)	$2,570

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

As of December 31, 2024 and 2023, the Company had unrecognized tax benefits and uncertain tax positions of $349 thousand and $349 thousand, respectively. If recognized, $349 thousand of unrecognized tax benefits would affect the Company’s effective tax rate. During 2024, the Company recorded $20 thousand of interest related to tax filing positions across various jurisdictions.

Changes in unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below (in thousands):

	Year ended December 31,
	2024	2023
Balance, beginning of year	$349	$—
Increases in tax positions for prior years	—	349
Increases in tax positions for current years	—	—
Decreases in tax positions for prior years	—	—
Decreases in tax positions for current years	—	—
Decreases related to settlements with taxing authorities	—	—
Balance, end of year	$349	$349

Note 2 - Leases

The Company has operating leases for some of the Company’s office facilities and vehicles. The leases expire at various dates through 2026 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. In September 2023, the Company terminated all of its finance lease agreements and there were no finance leases as of December 31, 2024 and 2023.

The Company’s operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Right-of-use assets (1)
Operating leases	$984	$891

Short-term lease liabilities (2)
Operating leases	$659	$359
Long-term lease liabilities (3)
Operating leases	$211	$368

Total lease liabilities	$870	$727
(1)	Included in Other assets in the Consolidated Balance Sheets.
(2)	Included in Current portion of long-term debt and lease liabilities in the Consolidated Balance Sheets.
(3)	Included in Long-term debt and lease liabilities in the Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Lease costs
Finance lease cost
Amortization of right-of-use assets	$—	$15
Interest on lease liabilities	—	3
Operating lease cost	580	733
Variable and short-term lease cost	5,025	2,632
Total lease cost	$5,605	$3,383

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$3
Operating cash flows for operating leases	530	653

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$923	$492

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	As of
	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	1.4 Years	2.32 years

Weighted average discount rate:
Operating leases	6.59%	3.07%

Maturities of lease liabilities as of December 31, 2024, were as follows (in thousands):

Operating
Leases
2025	$691
2026	217
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	908
Imputed interest	(38)
Total lease liability	$870

Note 3 - Debt

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

As a result of the June 13, 2024 CAS Transaction, the Company and CAS agreed to (i) the forgiveness of the outstanding principal of the Company’s loan from CAS of $145,500 thousand, and any accrued but unpaid interest thereon, and (ii) CAS provided the Company the Bridge Loan Promissory Note at signing of the APA on May 23, 2024 in the amount of $11,684 thousand bearing interest at a rate equal to 7% per annum, for which the outstanding principal balance and accrued but unpaid interest as of the Closing was forgiven. On June 13, 2024, the CAS Transaction closed, resulting in forgiveness of the outstanding principal balances and accrued interest of $159,444 thousand and derecognition of the associated unamortized debt issuance costs and debt discount of $7,368 thousand. Refer Note 1 for further details on the CAS Transaction.

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

Long-term debt is net of unamortized debt issuance costs of $0 thousand and $7,840 thousand as of December 31, 2024 and 2023 respectively.

Note 4 - Equity

5&2 Studios, Inc.

Each share of the Series A Preferred Stock is entitled to a dividend at the rate of up to 120% of the original issue price of $2.00 (“Dividend”), and upon payment of the Dividend, such share will automatically convert, without any action on the part of the Company’s stockholders, into a share of the Company’s Series B common stock with $0.001 par value per share (“Series B Common Stock”), on a one - to - one basis, and shall be entitled to any further distributions pro rata with Series A Common Stock.

A dividend of $2.40 for each outstanding share of Series A Preferred Stock totaling $13,428 was declared on November 30, 2022, and the Company initiated the payments to stockholders on December 2, 2022. Upon receipt of payment of the dividend, each share of Series A Preferred Stock is converted into one share of Series B Common Stock. In March 2023, the Company paid dividends to holders of Series A Preferred Stock of $10,417 thousand or $2.40 per share to all remaining Series A Preferred Stockholders. As such, all Series A Preferred Stock have been converted to Series B Common Stock and as of December 31, 2024 and 2023 no Series A Preferred Stock are outstanding.

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

Note 5 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. In total, the Company recognized expenses from transactions with related parties for writer fees and book royalties of $74 thousand and $521 thousand during the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024 and 2023, there were related party liability balances of $1 thousand and $6 thousand, respectively.

Note 6 – Employee Benefits

Defined Contribution Retirement

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. The company matches employee contributions in accordance with the current plan design and Board of Directors approval. During the year ended December 31, 2024 and 2023, the Company contributions to the plan amounted to $511 thousand and $92 thousand, respectively.

Phantom Stock Compensation Plans

During the year ended December 31, 2024, 5&2 Studios, Inc. authorized three incentive plans (collectively the “Phantom Unit Plans”) aimed at driving the Company’s success by motivating key contributors. Each plan grants awards in the form of “Phantom Units”, which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the distribution rights of Series B common shares in a qualifying sale event. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent to those of Series B common stock in addition to the right to cash payment contingent upon a qualifying sale event.

The following table presents Phantom Units authorized, as well as granted and outstanding under the Phantom Unit Plans as of December 31, 2024:

Phantom Units
Authorized	2,930,000

Granted	2,284,000
Forfeited	(106,000)
Outstanding	2,178,000

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

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors including the following: the Company’s operating and financial forecasts with the consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of December 31, 2024 related to these awards.

Note 7 - Commitments and Contingencies

Commitments

The Company does not have any contractual commitments outside those addressed below.

Refer to Note 2 Leases and Note 3 Debt for information related to the Company’s contractual commitments for leasing and financing arrangements.

Contingencies

Phantom Stock Compensation Plans

The Phantom Units granted and outstanding in the Company’s Phantom Stock Compensation Plans are liability-classified awards that may only be settled in cash and are remeasured to fair value at each reporting date through the date of settlement. Cash payment pursuant to the Phantom Units and the associated compensation expense related to these awards are only incurred in the event of a qualifying sale event, and as such, no expense or liability has been recognized as of December 31, 2024. The estimated contingent liability and unrecognized compensation expense related to the outstanding units was $27,325 thousand and $— thousand as of December 31, 2024 and 2023, respectively.

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

On September 25, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company, which includes an award of $5,097 thousand in attorneys’ fees and recoverable costs payable by Angel Studios to the Company. Subsequent to the arbitrators final award and pursuant to the terms of the License Agreement, Angel Studios filed notice of appeal. The appeal hearing is scheduled for May 2025 and the Company expects to have a final ruling on the appeal sometime in 2025.

Note 8 – Information on Business Segments

The Company operates in five operating and reportable segments: Theatrical, Television & Streaming, Merchandise, Events/Other, and Production Services. The segments are based on the nature of products and services offered, as well as how the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer and Chief Financial Officer together, reviews financial results for evaluating segment performance and allocating resources. The CODM uses segment adjusted operating income / (loss) to assess financial performance and allocate resources. Segment information is based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance of the segments.

Segment adjusted operating income / (loss) results include the revenues and cost of revenues, distribution and marketing, and general and administrative expenses which are directly attributable to each segment. Segment adjusted operating income / (loss) excludes income and expenses which are not directly related to the operations of the segment or management believes are not relevant to management’s assessment of the operating performance of the segments to make resource allocations. These excluded costs include amortization of film costs, depreciation and amortization, unallocated indirect distribution and marketing and general and administrative costs, which costs are corporate or company-wide in nature, as well as nonrecurring items and non-operating income and expenses. The CODM does not review assets in evaluating the results of the segments, and therefore, such information is not presented.

The financial results of the Company’s segments for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the Fiscal Year Ended December 31, 2024
	(in thousands)
		Television &			Production
	Theatrical	Streaming	Merchandise	Events/Other	Services	Total
Total revenues:
Licensed content and merchandise revenues	$15,345	$12,701	$28,538	$3,915	$—	$60,499
Production services Revenues	—	—	—	—	98,837	98,837
Contribution revenues	—	—	—	—	—	—
Total revenues	$15,345	$12,701	$28,538	$3,915	$98,837	$159,336

Cost of revenues - direct	$—	$—	$17,840	$3,691	$57,169	$78,700
Royalties, residuals and participation	7,726	3,411	2,021	—	—	13,158
Distribution & marketing - direct	7,438	—	4,413	—	—	11,851
Other segment items	—	—	1,792	—	2,751	4,543

Segment adjusted operating income (loss)	$181	$9,290	$2,472	$224	$38,917	$51,084
Corporate and unallocated operating expenses						(27,519)
Nonrecurring operating expenses						(18,285)
Amortization of film costs						(14,556)
Depreciation and amortization						(13,450)
Gain (loss) on sale of assets						13,214
Interest income						617
Interest expense						(5,434)
Other expense, net						(7,551)
Benefit (provision) for income taxes						2,920

Net loss						$(18,960)

	For the Fiscal Year Ended December 31, 2023
	(in thousands)
		Television &			Production
	Theatrical	Streaming	Merchandise	Events/Other	Services	Total
Total revenues:
Licensed content and merchandise revenues	$4,118	$8,434	$26,850	$12,542	$—	$51,944
Production services Revenues	—	—	—	—	—	—
Contribution revenues	—	—	—	28,985	—	28,985
Total revenues	$4,118	$8,434	$26,850	$41,527	$—	$80,929

Cost of revenues - direct	$—	$—	$16,650	$2,019	$—	$18,669
Royalties, residuals and participation	1,700	623	1,064	—	—	3,387
Distribution & marketing - direct	41	—	3,483	—	—	3,524
Other segment items	—	—	1,905	—	—	1,905

Segment adjusted operating income (loss)	$2,377	$7,811	$3,748	$39,508	$—	$53,444
Corporate and unallocated operating expenses						(34,329)
Nonrecurring operating expenses						(7,350)
Amortization of film costs						(13,290)
Depreciation and amortization						(8,897)
Gain (loss) on sale of assets						(60)
Interest income						2,799
Interest expense						(3,279)
Other expense, net						(124)
Benefit (provision) for income taxes						2,129

Net loss						$(8,957)

Other Segment Items – Represents costs that are directly attributable to the Company’s segments, including direct employee costs and certain IT expenses, contracted services expenses, and meals and entertainment expenses.

Corporate and Unallocated Operating Expenses – Represents costs that are not directly attributable to the Company’s segments, including undistributed general and administrative expenses and unallocated advertising and marketing expenses related to brand awareness.

Nonrecurring Operating Expenses – Includes significant and infrequent expenses that are not expected to recur regularly as part of normal operations or directly related to the Company’s segments, such as abandoned marketing project expenses, nonrecurring legal and litigation expenses, nonrecurring accounting and consulting expenses.

Note 9 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through March 31, 2025, the date the consolidated financial statements were available to be issued.

Phantom Units

On January 28, 2025 5&2 Studios, Inc. authorized the first amendment to the Phantom Unit Plans, amended the vesting conditions of certain award agreements to provide for fully vesting upon the qualifying sale event, subject remaining continually employed or engaged by the Company through the date of the qualifying sale event. Payment under the amended award agreements previously vested upon the qualifying sale event, and in part, subject to subject to the occurrence of a qualifying sale event, at which time a specified percentage of the unit’s right to payment becomes immediately vested, based on a years of service formula as of the qualifying sale date, while the remaining portion shall vest in two equal annual installments following the qualifying sale date anniversary, subject to continuous employment with the Company through each date.

On January 28, 2025, 5&2 Studios, Inc. granted 113,250 Phantom Units, each, to four non-employee directors of the Company subject to award agreement terms and conditions pursuant to the Phantom Unit Plans.

Employment Agreement

On March 28, 2025, the Company entered into an employment agreement with Mr. Dallas Jenkins, Chief Creative Officer and Director, effective as of January 1, 2025, which provides for a fixed employment term through December 31, 2031. In connection with entering into the employment agreement, Mr. Jenkins received an upfront signing bonus of $1,000 thousand and is eligible to receive two additional one-time performance bonuses based upon the net proceeds received by the Company in excess of projections with respect to (i) seasons six and seven of The Chosen, and (ii) merchandising, each up to a maximum of $1,000 thousand. In addition to Mr. Jenkins’ base salary of $1,000 thousand, he is eligible to receive episodic fees for each of his services as show runner, writer and director on certain projects, as well as an episodic executive producer fee for projects where he is not providing services as the show runner. Mr. Jenkins is eligible to participate in all employee benefit plans maintained by the Company as well as other employee benefits pursuant his employment agreement.  The employment agreement specifies Mr. Jenkins’ initial annual base salary and each of the episodic fees are each subject to automatic annual increases of 5% January 1st. If Mr. Jenkins’s employment is terminated, he is entitled to receive any accrued but unpaid base salary and any earned but unpaid annual bonus with respect to the completed fiscal year immediately preceding such termination date and is eligible for continuation of certain employee compensation and benefits, subject to meetings certain terms and conditions in the employment agreement. The foregoing is a summary of the employment agreement does not purport to be complete and is qualified by reference to the full employment agreement, which is attached as Exhibit 10.2 to the Annual Report on Form 10-K.