Form 10-Q
period 2025-03-31
5&2 Studios, Inc.
filed 2025-05-15
CIK 1733443

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

At May 1, 2025, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,585,229 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

5&2 Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$28,918	$6,466
Accounts receivable, net of allowances of $21 and $22 as of March 31, 2025 and December 31, 2024, respectively	42,722	13,474
Inventory	4,859	5,858
Prepaid assets	2,059	3,299
Other current assets	2,982	2,613
Total current assets	81,540	31,710
Property and equipment, net	25,494	28,431
Film costs, net	18,378	16,733
Other assets	1,663	2,696
Deferred tax asset, net	19,068	15,270
Total assets	$146,143	$94,840
Liabilities and Equity
Accounts payable	$3,696	$2,753
Accrued expenses and other current liabilities	45,269	10,773
Deferred revenue	78,764	62,112
Current portion of lease liabilities	622	659
Total current liabilities	128,351	76,297
Other noncurrent liabilities	2,462	2,552
Total liabilities	130,813	78,849
Commitments and contingencies (Note 9)	—	—
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 and 6,950 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,585 and 5,591 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings	2,369	1,558
Noncontrolling interest	2,711	4,183
Total equity	15,330	15,991
Total liabilities and equity	$146,143	$94,840

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Licensed content and merchandise revenues	$36,095	$27,537
Production services revenues	17,108	—
Total revenues	53,203	27,537

Cost of licensed content and merchandise revenues	29,989	10,327
Cost of production services revenues	7,928	—
Distribution and marketing	1,709	14,770
Amortization of film costs	1,901	10,839
Depreciation and amortization	3,541	2,826
General and administrative	9,176	13,956
Total operating expenses	54,244	52,718
Net operating loss	(1,041)	(25,181)
Interest income	112	293
Interest expense	—	(2,955)
Other income, net	5	166
Net loss before income taxes	(924)	(27,677)
Benefit for income taxes	263	6,022
Net loss	(661)	(21,655)
Net loss attributable to noncontrolling interest	1,472	1,410
Net income (loss) attributable to 5&2 Studios, Inc.	$811	$(20,245)
Earnings (loss) per Common Stock, basic and diluted(1)	$0.06	$(1.61)
Weighted average Common Stock outstanding, basic and diluted(1)	12,535	12,545
(1)	Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 3).

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of December 31, 2023	6,950	$7	5,595	$6	$10,237	$14,435	$9,735	$34,420
Net loss	—	—	—	—	—	(20,245)	(1,410)	(21,655)
Balance as of March 31, 2024	6,950	$7	5,595	$6	$10,237	$(5,810)	$8,325	$12,765

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount	Capital	earnings	Interest	Equity
Balance as of December 31, 2024	6,950	$7	5,591	$6	$10,237	$1,558	$4,183	$15,991
Retirement of common stock	—	—	(6)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	811	(1,472)	(661)
Balance as of March 31, 2025	6,950	$7	5,585	$6	$10,237	$2,369	$2,711	$15,330

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(661)	$(21,655)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	3,541	2,826
Amortization of film costs	1,901	10,839
Deferred income tax benefit	(3,798)	(6,152)
Accretion of debt discount and issuance costs	—	258
Non-cash lease expense	11	108
Allowance (recovery) for credit losses	(1)	43
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,226)	(15,511)
(Increase) decrease in inventory	(396)	(78)
(Increase) decrease in prepaids and other current assets	1,745	(2,703)
(Increase) decrease in film costs	(3,309)	(8,267)
Increase (decrease) in accounts payable	915	(2,668)
Increase (decrease) in accrued expenses and other current liabilities	52,346	1,197
Increase (decrease) in other noncurrent liabilities	—	(19)
Net cash flows provided by (used in) operating activities	23,068	(41,782)
Cash flows from investing activities
Acquisition of property & equipment	(616)	(4,280)
Net cash flows used in investing activities	(616)	(4,280)
Net increase (decrease) in cash and cash equivalents	22,452	(46,062)
Cash and cash equivalents, beginning of period	6,466	65,179
Cash and cash equivalents, end of period	$28,918	$19,117
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,697
Cash received for interest	$112	$293
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	$12	$(643)
Accounts payable and accrued expenses and other current liabilities related to film costs, net	$237	$463

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

On September 25, 2024, the Company changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc., a Delaware corporation. 5&2 Studios Inc. is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While 5&2 Studios, Inc. is primarily focused on producing the remaining two seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. The Company is engaged in new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series based on the Book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild.

The condensed consolidated financial statements of 5&2 Studios, Inc., its wholly owned subsidiaries The Chosen Texas, LLC, TCI Animation, LLC, The Chosen House, LLC, Dream Weaver Stories, LLC, and Pit to Palace Productions, LLC, and its variable controlling interest in Impossible Math, LLC (collectively, the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the expected project cost for production services, amortization of content assets, and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report for the year ended December 31, 2024.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2025 and December 31, 2024, the bank balance exceeded the federally insured limit by $9,327 thousand and $3,242 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues.

For the three months ended March 31, 2025, the Company had three customers that individually comprised greater than 10% of revenue, representing 49.3%, 32.2%, and 11.3%, respectively. For the three months ended March 31, 2024, the Company had two customers that each individually comprised greater than 10% of revenue, representing 55.0% and 19.3%, respectively.

As of March 31, 2025, three customers accounted for a total of 93.7% of our accounts receivable balance or 66.8%, 14.0%, and 12.9%, respectively. As of December 31, 2024, three customers accounted for a total of 90.5% of our accounts receivable balance or 43.2%, 30.2% and 17.1%, respectively.

Note 2 - Revenue Recognition

Licensed content revenues are earned from licensing agreements which include distribution of the Company’s intellectual property rights via (i) streaming of digital media, (ii) physical media (digital versatile discs (“DVDs”) and Blu-ray discs), (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books and printed materials and (vi) merchandise.

Under these arrangements, the Company’s performance obligation is a license that provides the licensee the right to use the Company’s functional intellectual property rights, or uploaded marketing advertisements, as it exists at a point in time. Merchandise revenue is generated from online store and wholesale sales of The Chosen and 5&2 Studios, Inc. branded physical media products, and merchandise. The Company contracts with third parties to fulfill orders and also utilizes third-party distributors to sell merchandise to retailers. Other revenue consists of ticket revenues and fixed sponsor fees for events and experiences related to The Chosen and 5&2 Studios, Inc. Revenue from event promotion or production is recognized when the event occurs.

Production services revenue is earned by providing production services on a work-for-hire basis for the development, production, and delivery of the production project.

The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Licensed content	$32,452	$22,816
Merchandise	3,643	4,721
Licensed content and merchandise revenues	36,095	27,537
Production services revenues	17,108	—
Total revenues	$53,203	$27,537

The following table presents revenue recognized for goods transferred at a point in time and services transferred over time on the Condensed Consolidated Statement of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Point in time	$36,095	$27,537
Over time	17,108	—
Total revenues	$53,203	$27,537

Transaction Price Allocated to the Remaining Performance Obligations

The Company’s remaining performance obligations under contracts primarily relate to production services arrangements that have original expected durations longer than one year. For arrangements that are short-term in nature with a contract term of one year or less, the Company has utilized the practical expedient, exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

As of March 31, 2025, the aggregate consideration of the Company’s revenue arrangement allocated to remaining performance obligations in the Company’s arrangements was approximately $301,415 thousand, which relates to the allocated fixed and variable consideration for the Company’s remaining production services performance obligations to develop, produce and deliver the rights and completed content of the sixth and seventh seasons of The Chosen. The Company expects to recognize the revenue from these remaining partially satisfied and not yet satisfied performance obligations over one to three years.

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets from arrangements with customers as of March 31, 2025 and December 31, 2024.

Contract liabilities are recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. The Company’s contract liabilities primarily consist of deferred revenue for cash received related to production services in advance of, or in excess of, the revenue recognized from satisfaction of the production service obligations, licensed content arrangements under which a payment has been received and related the content has not yet been made available to the customer, and cash received related to merchandise arrangements under which a payment has been received and the order is not yet fulfilled. These contract liabilities will be recognized as revenues when the performance obligation is satisfied, and control is transferred to the customer.

As of March 31, 2025 and December 31, 2024, total deferred revenue was $78,764 thousand and $62,112 thousand, respectively, which primarily relates to deferred amounts for production services in progress for Season 6 and the Company’s obligations to perform production services for Season 7 of the Series. Revenue recognized during the three months ended March 31, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $16,964 thousand. Revenue recognized during the three months ended March 31, 2024, from amounts included in total deferred revenue as of December 31, 2023 was $830 thousand.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company. Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the three months ended March 31, 2025 have been presented as a single class of common stock.

As of March 31, 2025, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Raw materials	$175	$175
Finished goods	4,746	5,745
Inventory reserve	(62)	(62)
Inventory	$4,859	$5,858

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following (in thousands):

	As of
	March 31,	December 31,	Estimated
	2025	2024	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized software and IT systems	744	668	3
Buildings and improvements	51,436	51,078	2 – 30
Equipment	538	519	3 – 15
Furniture and fixtures	130	130	5
Vehicles	476	476	8
Construction in process	176	25
Property and equipment, gross	53,590	52,986
Accumulated depreciation	(28,096)	(24,555)
Property and equipment, net	$25,494	$28,431

No impairment of property and equipment was recorded during the three months ended March 31, 2025 or the year ended December 31, 2024. Depreciation of property and equipment was $3,541 thousand and $2,824 thousand for the three months ended March 31, 2025 and 2024, respectively.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Released and completed film costs	$2,470	$2,469
Not released, in production film costs	18,051	14,680
In development or preproduction film costs	327	153
Film costs, gross	20,848	17,302
Accumulated amortization	(2,470)	(569)
Film costs, net of amortization	$18,378	$16,733

Amortization expense for film costs for the three months ended March 31, 2025 and 2024, was $1,901 thousand and $10,839 thousand, respectively.

There are no future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of March 31, 2025.

Leases

The Company has operating leases for some of the Company’s office facilities. The leases expire at various dates through 2026 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. There were no finance leases as of March 31, 2025 and December 31, 2024.

The Company’s operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Right-of-use assets (1)
Operating leases	$846	$984

Short-term lease liabilities (2)
Operating leases	$622	$659

Long-term lease liabilities (3)
Operating leases	$121	$211

Total lease liabilities	$743	$870
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Lease costs
Operating lease cost	$214	$134
Variable and short-term lease cost	442	463
Total lease cost	$656	$597

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$203	$128

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$63	$79

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	1.17 years	2.10 years
Weighted average discount rate:
Operating leases	6.55%	6.63%

Maturities of lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating Leases
Remainder of 2025	$546
2026	223
Thereafter	—
Total lease payments	769
Imputed interest	(26)
Total lease liability	$743

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024

Royalties, residuals, and participation	$28,897	$4,745
Income tax payable	6,656	3,123
Accrued compensation	3,439	61
Returns allowance	1,819	1,858
Credit card liabilities	1,221	268
Accrued inventory purchases	141	167
Other	3,096	551
Accrued expenses and other current liabilities	$45,269	$10,773

Note 5 - Equity

Each share of Series A Common Stock is entitled to ten votes per share, and each share of Series B Common Stock is entitled to one vote per share. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company.

Note 6 - Income Taxes

	Three Months Ended
	March 31,
	2025	2024
Deferred provision for income tax	(3,798)	(6,152)
Current income taxes	3,535	130
Benefit for income taxes	$(263)	$(6,022)
Effective tax rate	28%	22%

The effective tax rate for the three months ended March 31, 2025 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest, executive compensation, and the benefit of state income taxes, net of Federal income tax effect.

The effective tax rate for the three months ended March 31, 2024 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest and the benefit of state income taxes, net of Federal income tax effect.

Note 7 – Employee Benefits

Defined Contribution Retirement

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees who meet minimum age and service requirements and allows participants to contribute a portion of their annual compensation on a pre- or post-tax basis. During the three months ended March 31, 2025 and 2024, the Company contributions to the plan amounted to $170 thousand and $130 thousand, respectively.

Phantom Stock Compensation Plans

During the year ended December 31, 2024, 5&2 Studios, Inc. authorized three incentive plans (collectively the “Phantom Unit Plans”) aimed at driving the Company’s success by motivating key contributors. Each plan grants awards in the form of “Phantom Units”, which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the distribution rights of Series B common shares in a qualifying sale event. While these Phantom Units do not confer ownership rights, they are entitled to dividends, if declared, equivalent to those of Series B common stock in addition to the right to cash payment contingent upon a qualifying sale event.

The following table presents Phantom Units authorized, as well as granted and outstanding under each plan as of March 31, 2025:

Phantom Units
Authorized	2,930,000

Outstanding as of December 31, 2024	2,178,000
Granted	482,000
Outstanding as of March 31, 2025	2,660,000

The vesting conditions for all Phantom Units granted under the plans include a performance condition contingent upon a qualifying sale event, as defined in the respective agreements. The units may only be settled through cash payment. Pursuant to the first amendment to the Phantom Unit Plans executed on January 28, 2025 (“First Amendment to the Phantom Unit Plans”), payment relating to certain of the Phantom Unit’s award agreements fully vests upon occurrence of a qualifying event, subject to continuous employment with the Company through each date. Prior to the First Amendment to the Phantom Unit Plans, payment under these award agreements previously vested upon the qualifying sale event, and in part, subject to the occurrence of a qualifying sale event, at which time a specified percentage of the unit’s right to payment would be immediately vested, based on a years of service formula as of the qualifying sale date, while the remaining portion would vest in two equal annual installments following the qualifying sale date anniversary, subject to continuous employment with the Company through each date. Additionally, certain Phantom Units were granted for which cash payment fully vests upon the qualifying sale event and shall be entitled to the cash payment at the qualifying sale event plus a sale bonus percentage, as specified in the award agreement.

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors, including the following: the Company’s operating and financial forecasts with consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of March 31, 2025 related to these awards.

Note 8 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $3 thousand and $19 thousand during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, there were related party liability balances of $2 thousand and $2 thousand, respectively.

Note 9 - Commitments and Contingencies

Commitments

The Company does not have any contractual commitments outside those addressed below.

Refer to Note 4 Balance Sheet Components for information related to the Company’s contractual commitments for leasing arrangements.

Contingencies

Phantom Stock Compensation Plans

The Phantom Units granted and outstanding in the Company’s Phantom Stock Compensation Plans are liability-classified awards that may only be settled in cash and are remeasured to fair value at each reporting date through the date of settlement. Cash payment pursuant to the Phantom Units and the associated compensation expense related to these awards are only incurred in the event of a qualifying sale event, and as such, no expense or liability has been recognized as of March 31, 2025. The estimated contingent liability and unrecognized compensation expense related to the outstanding units was $32,027 thousand and $27,325 thousand as of March 31, 2025, and December 31, 2024, respectively.

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

On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel Studios and upheld the Company’s termination of the Content License Agreement. As such, the Company does not believe these proceedings will have a material negative impact on the Company’s financial position, results of operations, or liquidity.

On September 25, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company, which includes an award of $5,097 thousand in attorneys’ fees and recoverable costs payable by Angel Studios to the Company. Subsequent to the arbitrator’s final award and pursuant to the terms of the Content License Agreement, Angel Studios filed notice of appeal. The appeal hearing is scheduled for May 2025 and the Company expects to have a final ruling on the appeal sometime in 2025.

Employment Agreement

On March 28, 2025, the Company entered into an employment agreement with a key executive officer that provides for two contingent performance-based one-time bonuses, each with a maximum payout of $1,000 thousand, subject to the achievement of defined performance targets. In addition, the executive is eligible to receive episodic fees for services provided as a showrunner, writer, and director on designated projects, and an episodic executive producer fee for projects in which the executive is not serving as showrunner. Each such fee as well as the executive’s salary is subject to an automatic 5% annual escalation effective January 1 of each year. Additionally, the agreement includes provisions for severance benefits, including in certain circumstances, payment of salary and bonuses through the remainder of the executive agreement contract term. As a result, the Company’s commitments and contingencies relate to future salary, bonuses, and severance payment obligations.

Film Cost Incentives

The Company has access to various governmental programs that are designed to promote content production within the States of Texas and Utah. Incentives earned with respect to expenditures on qualifying film production activities are included as an offset to Film costs, net within the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company had received $714 thousand and $— thousand in incentives respectively. The Company recognizes these benefits when there is reasonable assurance regarding the realizable amount of the incentive.

Note 10 – Information on Business Segments

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

The financial results of the Company’s segments for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

For the Three Months Ended March 31, 2025
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$5,980	$26,472	$3,643	$—	$—	$36,095
Production services Revenues	—	—	—	—	17,108	17,108
Total revenues	5,980	26,472	3,643	—	17,108	53,203

Cost of revenues - direct	—	—	3,133	—	7,928	11,061
Royalties, residuals and participation	5,248	21,108	501	—	—	26,857
Distribution & marketing - direct	—	—	709	—	—	709
Other segment items	—	—	574	—	850	1,424

Segment adjusted operating income (loss)	$732	$5,364	$(1,274)	$—	$8,330	$13,152
Corporate and unallocated operating expenses	—	—	—	—	—	(6,232)
Nonrecurring operating expenses	—	—	—	—	—	(2,519)
Amortization of film costs	—	—	—	—	—	(1,901)
Depreciation and amortization	—	—	—	—	—	(3,541)
Interest income	—	—	—	—	—	112
Interest expense	—	—	—	—	—	—
Other income, net	—	—	—	—	—	5
Benefit for income taxes	—	—	—	—	—	263

Net loss	—	—	—	—	—	$(661)

For the Three Months Ended March 31, 2024
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$14,611	$6,853	$4,721	$1,352	$—	$27,537
Production services Revenues	—	—	—	—	—	—
Total revenues	14,611	6,853	4,721	1,352	—	27,537

Cost of revenues - direct	—	—	3,033	—	—	3,033
Royalties, residuals and participation	7,234	—	60	—	—	7,294
Distribution & marketing - direct	7,034	—	743	—	—	7,777
Other segment items	—	—	330	—	—	330

Segment adjusted operating income (loss)	$343	$6,853	$555	$1,352	$—	$9,103
Corporate and unallocated operating expenses	—	—	—	—	—	(12,934)
Nonrecurring operating expenses	—	—	—	—	—	(7,685)
Amortization of film costs	—	—	—	—	—	(10,839)
Depreciation and amortization	—	—	—	—	—	(2,826)
Interest income	—	—	—	—	—	293
Interest expense	—	—	—	—	—	(2,955)
Other income, net	—	—	—	—	—	166
Benefit for income taxes	—	—	—	—	—	6,022

Net loss	—	—	—	—	—	$(21,655)

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

Nonrecurring Operating Expenses – Includes significant and infrequent expenses that are not expected to recur regularly as part of normal operations or directly related to the Company’s segments, such as discontinued marketing project expenses, nonrecurring legal and litigation expenses, nonrecurring accounting and consulting expenses.

Note 11 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through May 15, 2025, the date the condensed consolidated financial statements were available to be issued.

Salvation Army Lease

On April 10, 2025, the Company executed the second amendment to its existing lease with the Salvation Army (the “Lease Amendment”). The Lease Amendment modified the lease term as follows: the term of this Lease shall commence upon the Effective Date for an initial term of five (5) years (“Initial Term”) with four (4) automatic ten-year renewal terms (each a “Renewal Term”). After the expiration of the Initial Term and first Renewal Term, either party may terminate this lease by sending written notice to the other party one hundred eighty (180) days prior to the expiration of the then-current Renewal Term (the Initial Term and all Renewal Terms are collectively the “Term”). After the expiration of the fourth automatic Renewal Term, the Term shall renew for additional ten-year periods upon mutual agreement of the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, the use of the words “we,” “us,” “Company,” or “our” refers to 5&2 Studios, Inc. (f/k/a The Chosen, Inc.) and its subsidiaries, except where the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025, including the audited consolidated financial statements and the related notes included therein and the consolidated interim financial statements and related notes included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

In addition to our unaudited consolidated interim financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and the “Risk Factors” set forth in Part II, Item 1A herein for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations

Overview

On September 25, 2024, the Company changed its corporate name from The Chosen, Inc. to 5&2 Studios, Inc. The Company is an entertainment company, which develops, produces, and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen and other production projects. The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including, but not limited to, Prime Video and other streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph, a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild.

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

Theatrical

The Theatrical segment focuses on the periodic theatrical exhibition of the Series as well as other original content. The Company theatrically released Season 5 in three parts, with part one (episodes 1 and 2) in March 2025, and part two (episodes 3, 4, 5) and part three (episodes 6, 7, 8) released in April 2025. The Company began releasing content theatrically in 2021 with the limited theatrical release of a film titled “Christmas with the Chosen: The Messengers” followed by another Christmas limited theatrical release in 2023 of a film titled “Christmas with the Chosen: Holy Night.” Additionally, with the release of Season 3, The Chosen became one of the only episodic television series to release episodes theatrically. The Company debuted Season 3 with a theatrical release of episodes 1 and 2 and later concluded the season with a theatrical release of episodes 7 and 8. In 2024, following the success of the Season 3 theatrical release, The Chosen again set precedent by becoming one of the only episodic television shows to theatrically release all eight episodes of a single season, with the release of Season 4. The Theatrical segment includes activities such as managing relationships with distribution partners and exhibitors, marketing theatrical events, and ensuring broad distribution of content to as many theaters as possible. Theatrical releases are not only viewed as revenue generating activities but also as marketing opportunities and brand awareness events.

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

Merchandise

The Merchandise segment specializes in the design, manufacture, and sale of branded merchandise. This includes products such as clothing, toys, collectibles, and other consumer goods related to our entertainment properties. Also included in the Merchandise Segment is the physical production, distribution, and sale of DVDs and Blu-Ray discs. Merchandise, or “gifts” as we refer to them with our audience, are critical to our strategy of engaging with our audience and providing our fans a way to share the Series and other content with those around them.

Events/Other

The Events/Other segment organizes and manages live events, exhibitions, and other entertainment-related activities. For example, in 2023 and 2024, the Company hosted thousands of fans at a live event branded as “ChosenCon.” This segment also includes other ancillary revenue streams not attributable to one of the other identified segments, such as sponsorships and “pay-it-forward” revenues.

Production Services

The Production Services segment provides television and film production services for third-party clients. This includes offering expertise to produce films, TV shows, commercials, and other media content.

Comparison of the Three Months Ended March 31, 2025, and 2024

The following summary of our condensed consolidated results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements, and related notes, included herein.

	Three Months Ended
	March 31,		Change
	2025	2024	2025 vs. 2024

	(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$36,095	$27,537	$8,558	31%
Production services revenues	17,108	—	17,108	100%
Total revenues	53,203	27,537	25,666	93%

Cost of licensed content and merchandise revenues	29,989	10,327	19,662	190%
Cost of production services revenues	7,928	—	7,928	100%
Distribution and marketing	1,709	14,770	(13,061)	(88)%
Amortization of film costs	1,901	10,839	(8,938)	(82)%
Depreciation and amortization	3,541	2,826	715	25%
General and administrative	9,176	13,956	(4,780)	(34)%
Operating expenses	54,244	52,718	1,526	3%
Net operating loss	(1,041)	(25,181)	24,140	96%
Interest income	112	293	(181)	(62)%
Interest expense	—	(2,955)	2,955	100%
Other income, net	5	166	(161)	(97)%
Net loss before income taxes	(924)	(27,677)	26,753	97%
Benefit for income taxes	263	6,022	(5,759)	(96)%
Net loss	$(661)	$(21,655)	$20,994	97%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the three months ended March 31, 2025 increased $8,558 thousand, or 31%, as compared to the three months ended March 31, 2024, primarily due to an increase of licensed content revenue of $18,267 thousand relating to a new exclusive distribution deal entered into by the Company in February 2025, partially offset by a decrease of merchandise revenues of $1,078 and a decrease of theatrical revenues of $8,631 related to the timing of the theatrical release of Season 5 as compared to Season 4.

Production Services Revenues

Production services revenues are generated by providing production services on a work-for-hire basis for the Come and See Foundation, Inc. (“CAS”) for the development, production, and delivery of the remaining seasons of the Series. Production services revenues for the three months ended March 31, 2025 were $17,108 thousand. There was no comparable revenue from this service in the prior year period as the Company did not perform production services on a work-for-hire basis until June 2024, as on May 13, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) providing for a series of transactions (the “CAS Transaction”) with CAS. The CAS Transaction is set forth in (i) the APA by and between CAS and Company, (ii) the Production Services and Funding Agreement (the “PSFA”) between CAS and the Company, and (iii) the Amended and Restated Distribution License and Marketing Services Agreement (the “DMA”, and together with the PSFA and APA, the “CAS Agreements”) between CAS and the Company. On June 13, 2024, the CAS Transaction closed and became effective (the “Closing”).

Cost of Licensed Content and Merchandise Revenues

Cost of licensed content and merchandise revenues primarily includes the costs of products, third party expenses to fulfill third party merchandise sales orders, costs associated with events related to The Chosen and 5&2 Studios, Inc., and participation and residual costs owed to writers, producers, actors and other film participants. Cost of licensed content and merchandise revenues for the three months ended March 31, 2025 increased $19,662 thousand, or 190%, as compared to the three months ended March 31, 2024, primarily due to an increase in costs of sales related to royalties of $24,437 thousand due pursuant to the CAS Transaction, offset by a decrease of residuals of $1,601 and a decrease of theatrical release bonuses of $3,273 mostly attributable to the timing of the theatrical release of Season 5 as compared to Season 4.

Cost of Production Services Revenues

Cost of production services revenues is associated with providing production services on a work-for-hire basis, focusing on the development, production, and delivery of the remaining seasons of the Series. For the three months ended March 31, 2025, the costs related to production services revenue were $7,928 thousand. There were no comparable costs from these services in the prior year period as the Company did not perform production services on a work-for-hire basis until June 2024, when the CAS Transaction became effective. Prior to the CAS Transaction, in which the Company sold the commercial rights to the Series, the Company capitalized production costs related to the owned Series as Film costs, to be subsequently amortized based on the estimated ultimate revenues from the Series.

Distribution and Marketing

Distribution and marketing include costs to promote the Series and primarily includes marketing on social and digital platforms as well as costs for producing marketing and managing the monetization and distribution of the licensed content for both domestic and international audiences. This primarily includes marketing on social and digital platforms as well as creative costs for producing marketing.

Distribution and marketing expense for the three months ended March 31, 2025 decreased $13,061 thousand, or 88%, as compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease of $5,495 thousand in media spend as a result of the CAS Transaction, pursuant to which CAS assumed direct responsibility for certain media expenditures. The remaining decrease was attributable to a marketing reimbursement of $6,480 thousand from CAS for qualifying marketing costs incurred by the Company.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended March 31, 2025 decreased $8,938 thousand, or 82%, as compared to the three months ended March 31, 2024, primarily due to no additional film costs capitalization related to the Series after June 30, 2024 as a result of the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction, offset by the full amortization of the remaining capitalized costs associated with Jonathan and Jesus of $1,901 thousand.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2025 increased $715 thousand, or 25%, as compared to the three months ended March 31, 2024, primarily due to the Company completing construction on an additional support building on the film campus in the second quarter of 2024.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 decreased $4,780 thousand, or 34%, as compared to the three months ended March 31, 2024, primarily due to $2,762 thousand decreased technology spend resulting from non-recurring application development spend in 2024 to develop the Chosen App and $3,679 thousand resulting from higher 2024 legal, accounting, and professional services fees attributed to the Angel arbitration and other corporate maters. This was partially offset by $1,395 thousand of additional compensation expense, mostly associated with one-time costs in 2025 of the contract renewal for our Chief Creative Officer.

Income Taxes

Income tax benefit for the three months ended March 31, 2025 decreased $5,759 thousand, or 96%, as compared to three months ended March 31, 2024, primarily due to the decrease in the Company’s net loss before income taxes.

The effective tax rate for the three months ended March 31, 2025 increased 7% as compared to the three months ended March 31, 2024, primarily due to the impact of the decrease in the net loss before income taxes and executive compensation limitation.

Liquidity and Capital Resource

Comparison of March 31, 2025 and December 31, 2024

	As of
	March 31,	December 31,
	2025	2024	Change

	(in thousands)
Cash and cash equivalents	$28,918	$6,466	$22,452
Long-term lease liabilities, net	743	870	(127)

The Company’s primary sources of liquidity are from cash flows generated from operations. As of March 31, 2025 and December 31, 2024, the Company had cash of $28,918 thousand and $6,466 thousand, respectively. As of March 31, 2025 and December 31, 2024, the Company had long-term lease liabilities, net of $743 and $870, respectively.

The Company’s primary uses of cash generally relate to film costs associated with the production of the Series and other content. The increase in cash and cash equivalents was primarily due to a $22,250 thousand milestone payment earned by the Company from CAS upon completion and delivery of Season 5 of the Series.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Three Months Ended March 31, 2025 and 2024

Our cash flow activities were as follows for the periods presented:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$23,068	$(41,782)	$64,850
Net cash flows used in investing activities	(616)	(4,280)	3,664
Net cash flows provided by (used in) financing activities	—	—	—

Operating activities

Net cash flows provided by and used in operating activities was $23,068 thousand and $41,782 thousand for the three months ended March 31, 2025 and 2024, respectively. The increase of net cash flows provided by operating activities of $64,850 thousand was primarily driven by an increase of $51,149 thousand in accrued expenses and other accrued liabilities, including deferred revenue. This increase was primarily attributed to royalties owed under the new CAS Agreements, accrued actor incentive compensation, and deferred revenue related to production services as of a result of receipt of a $22,250 thousand milestone payment earned by the Company from CAS upon completion and delivery of Season 5 of the Series. In addition, there was a decrease of $4,448 thousand in prepaid and other current assets, decreased film costs of $4,958 thousand, and an increase of $3,583 thousand to accounts payable.

Investing activities

Net cash flows used in investing activities was $616 thousand and $4,280 thousand for the three months ended March 31, 2025 and 2024, respectively. The decrease of net cash flows used in investing activities of $3,664 thousand was primarily driven by the lower spend in 2025 as the Company was completing the construction of its second soundstage during the three months ending March 31, 2024 and there was no such comparable project in 2025.

Financing activities

No cash was used in or provided by financing activities for the three months ended March 31, 2025 and 2024.

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

See Note 10 – Information on Business Segments in the accompanying unaudited interim condensed consolidated financial statements for further detail, including a reconciliation of segment adjusted operating income / (loss) to consolidated net income / (loss).

Comparison of the Three Months Ended March 31, 2025 and 2024

Our segment revenues were as follows for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change

	(in thousands)
Theatrical	$5,980	$14,611	$(8,631)
Television & Streaming	26,472	6,853	19,619
Merchandise	3,643	4,721	(1,078)
Events/Other	—	1,352	(1,352)
Production Services	17,108	—	17,108
Total Revenues	$53,203	$27,537	$25,666

Our segment adjusted operating incomes were as follows for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change

	(in thousands)
Theatrical	$732	$343	$389
Television & Streaming	5,364	6,853	(1,489)
Merchandise	(1,274)	555	(1,829)
Events/Other	—	1,352	(1,352)
Production Services	8,330	—	8,330
Total segment adjusted operating income	$13,152	$9,103	$4,049

Theatrical

Theatrical revenues for the three months ended March 31, 2025 and 2024, were $5,980 thousand and $14,611 thousand, respectively. Theatrical revenue decreased $8,631 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the timing of the Season 5 theatrical release as compared to the timing of the Season 4 theatrical release in the prior year. Season 5 released on March 28, 2025, whereas Season 4 released on February 1, 2024.

Theatrical segment adjusted operating income for the three months ended March 31, 2025 and 2024, were $732 thousand and $343 thousand, respectively. Theatrical segment adjusted operating income increased $389 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease in marketing costs as a result of the new CAS Agreements which allow for the reimbursement of certain costs associated with the Series. This was partially offset by lower revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 as described above.

Television & Streaming

Television & Streaming revenues for the three months ended March 31, 2025 and 2024 were $26,472 thousand and $6,853 thousand, respectively. Television & Streaming revenues increased $19,619 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the Company entering into an exclusive distribution agreement in February 2025.

Television & Streaming segment adjusted operating income for the three months ended March 31, 2025 and 2024, were $5,364 thousand and $6,853 thousand, respectively. Television & Streaming segment adjusted operating income decreased $1,489 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to increased royalties in 2025 resulting from the Company entering into an exclusive distribution agreement in February 2025 and royalties owed pursuant to the CAS Transactions.

Merchandise

Merchandise revenues for the three months ended March 31, 2025 and 2024, were $3,643 thousand and $4,721 thousand, respectively. Merchandise revenue decreased $1,078 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The revenues were impacted by the timing of the theatrical releases and livestreams in 2025 compared to 2024.

Merchandise segment adjusted operating loss for the three months ended March 31, 2025 was $1,274 thousand, compared to a Merchandise segment adjusted operating income of $555 thousand for the three months ended March 31, 2024. Merchandise segment adjusted operating income decreased $1,829 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease in revenue of $1,078 thousand described above coupled with increased costs of $751 thousand. The increase in costs is primarily due to $785 thousand of non-recurring future investment related projects of transitioning to a new third-party logistics provider, opening a Canadian on-line store (and related distribution center), and home video residuals. These non-recurring cost increases were partially offset by a net decrease in remaining costs of $34 thousand driven by decreased product costs associated with the lower sales described above partially offset by royalites that were established by the new CAS Agreements.

Events/Other

Events/Other revenues for the three months ended March 31, 2025 and 2024 were $— thousand and $1,352 thousand, respectively. Events/Other revenue decreased $1,352 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to no event revenues in 2025.

Events/Other segment adjusted operating loss for the three months ended March 31, 2025 was $— thousand, compared to an Events/Other segment adjusted operating income of $1,352 thousand for the three months ended March 31, 2024. Events/Other segment adjusted operating income decreased $1,352 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to no event revenues in 2025.

Production Services

Production Services segment revenues for the three months ended March 31, 2025 were $17,108 thousand. There was no comparable revenue from this service in the prior year period as the Company did not perform production services on a work-for-hire basis until June 2024, when the CAS Transaction became effective.

Production services segment adjusted operating income for the three months ended March 31, 2025 was $8,330 thousand. There was no comparable revenue from this service in the prior year period as the Company did not perform production services on a work-for-hire basis until June 2024, when the CAS Transaction became effective.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025 and 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

As disclosed in the Company’s Form 10-K filed with the SEC on March 31, 2025, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the Content License Agreement, dated October 18, 2022 (the “Content License Agreement”), between Angel Studios and the Company. The Company delivered the Termination Notices due to Angel Studios’ material breach of the Content License Agreement. Such termination was effective on October 20, 2023. The termination of the Content License Agreement was the subject of a private binding arbitration initiated by the Company to resolve the dispute. On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel Studios and upheld the Company’s termination of the Content License Agreement. As described in the Form 8-K filed on October 1, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company on September 25, 2024, which includes an award of $5,097,206.03 in attorneys’ fees and recoverable costs payable by Angel Studios to the Company. Angel Studios filed a notice of appeal of the final arbitration award with the American Arbitration Association on October 25, 2024 pursuant to the appellate procedures provided for in the Content License Agreement. The appellate proceedings are pending.

On August 16, 2024, Angel Studios filed a complaint against the Company in the Fourth Judicial District of Utah. That complaint and record are classified as private under Utah law.  On September 4, 2024, the Company filed a motion to dismiss the complaint or have the proceedings compelled to arbitration.  That motion is pending.

See Note 9 of the Company’s interim condensed consolidated financial statements for additional information concerning the termination of the Content License Agreement.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed within Item 1A “Risk Factors” in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 10, 2025, the Company executed the second amendment to its existing lease with the Salvation Army (the “Lease Amendment”). The Lease Amendment modified the lease term as follows: the term of this Lease shall commence upon the Effective Date for an initial term of five (5) years (“Initial Term”) with four (4) automatic ten-year renewal terms (each a “Renewal Term”). After the expiration of the Initial Term and first Renewal Term, either party may terminate this lease by sending written notice to the other party one hundred eighty (180) days prior to the expiration of the then-current Renewal Term (the Initial Term and all Renewal Terms are collectively the “Term”). After the expiration of the fourth automatic Renewal Term, the Term shall renew for additional ten-year periods upon mutual agreement of the parties.

Item 6. Exhibits

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about 5&2 Studios, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about 5&2 Studios, Inc., its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and 5&2 Studios, Inc.’s other public filings, which are available without charge through the SEC website at https://www.sec.gov.)

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”	1-U	24R-00162	2.1	December 2, 2022

3.1	Certificate of Incorporation dated November 29, 2022	1-U	24R-00162	2.2	December 2, 2022

3.2	Certificate of Amendment to the Certificate of Incorporation, effective September 25, 2024	8-K	000-56519	3.1	September 30, 2024

3.3	Bylaws of The Chosen, Inc.	10-12G	000-56519	3.2	February 2, 2023

10.1	Employment Agreement dated March 28, 2025 by and between the Company and Dallas Jenkins	10-K	000-56519	10.2	March 31, 2025

10.2	Employment Agreement, dated January 9, 2025, by and between Brad Pelo and 5&2 Studios, Inc.	8-K	000-56519	10.1	January 15, 2025

10.3	Employment Agreement, dated January 11, 2025, by and between Jonathan Larsen and 5&2 Studios, Inc.	8-K	000-56519	10.2	January 15, 2025

10.4	Employment Agreement, dated January 11, 2025, by and between David Stidham and 5&2 Studios, Inc.	10-K	000-56519	10.5	March 31, 2025

10.5	Employment Agreement, dated January 11, 2025, by and between Kyle Young and 5&2 Studios, Inc.	10-K	000-56519	10.6	March 31, 2025

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.6	Second Amendment to Ground Lease Agreement, dated April 10, 2025 by and between 5&2 Studios, Inc. and the Salvation Army					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5&2 STUDIOS, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: May 15, 2025