Form 10-Q
period 2025-06-30
5&2 Studios, Inc.
filed 2025-08-14
CIK 1733443

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

At August 1, 2025, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,585,229 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

5&2 Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$31,072	$6,466
Accounts receivable, net of allowances of $0 and $22 as of June 30, 2025 and December 31, 2024, respectively	53,851	13,474
Inventory	4,575	5,858
Prepaid assets	4,270	3,299
Other current assets	3,477	2,613
Total current assets	97,245	31,710
Property and equipment, net	26,188	28,431
Film costs, net	10,725	16,733
Other assets	5,487	2,696
Deferred tax asset, net	18,464	15,270
Total assets	$158,109	$94,840
Liabilities and Equity
Accounts payable	$2,495	$2,753
Accrued expenses and other current liabilities	59,261	10,773
Deferred revenue	65,697	62,112
Current portion of lease liabilities	664	659
Total current liabilities	128,117	76,297
Other noncurrent liabilities	6,840	2,552
Total liabilities	134,957	78,849
Commitments and contingencies (Note 9)	—	—
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 and 6,950 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,585 and 5,591 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings	10,953	1,558
Noncontrolling interests	1,949	4,183
Total equity	23,152	15,991
Total liabilities and equity	$158,109	$94,840

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Licensed content and merchandise revenues	$38,154	$15,068	$74,249	$42,605
Production services revenues	59,014	68,872	76,122	68,872
Total revenues	97,168	83,940	150,371	111,477

Cost of licensed content and merchandise revenues	32,995	7,271	62,984	17,598
Cost of production services revenues	28,719	40,083	36,647	40,083
Distribution and marketing	2,814	7,860	4,523	22,630
Amortization of film costs	—	3,714	1,901	14,553
Impairment of film costs	10,496	—	10,496	—
Depreciation and amortization	1,432	3,577	4,973	6,403
General and administrative	9,883	7,396	19,059	21,352
Operating expenses	86,339	69,901	140,583	122,619
Gain on sale of assets	—	13,022	—	13,022
Net operating income	10,829	27,061	9,788	1,880
Interest income	176	77	288	370
Interest expense	—	(2,477)	—	(5,432)
Other income, net	36	277	41	443
Net income (loss) before income taxes	11,041	24,938	10,117	(2,739)
Provision for income taxes	(3,219)	(8,106)	(2,956)	(2,084)
Net income (loss)	7,822	16,832	7,161	(4,823)
Net loss attributable to noncontrolling interests	762	1,629	2,234	3,039
Net income (loss) attributable to 5&2 Studios, Inc.	$8,584	$18,461	$9,395	$(1,784)
Earnings (loss) per Common Stock, basic and diluted(1)	$0.68	$1.47	$0.75	$(0.14)
Weighted average Common Stock outstanding, basic and diluted(1)	12,535	12,544	12,535	12,544
(1)	Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 3).

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of March 31, 2025	6,950	$7	5,585	$6	$10,237	$2,369	$2,711	$15,330
Net income (loss)	—	—	—	—	—	8,584	(762)	7,822
Balance as of June 30, 2025	6,950	$7	5,585	$6	$10,237	$10,953	$1,949	$23,152

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2024	6,950	$7	5,591	$6	$10,237	$1,558	$4,183	$15,991
Retirement of common stock	—	—	(6)	(0)	—	—	—	(0)
Net income (loss)	—	—	—	—	—	9,395	(2,234)	7,161
Balance as of June 30, 2025	6,950	$7	5,585	$6	$10,237	$10,953	$1,949	$23,152

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of March 31, 2024	6,950	$7	5,595	$6	$10,237	$(5,810)	$8,325	$12,765
Retirement of common stock	—	—	(1)	(0)	—	—	—	(0)
Net income (loss)	—	—	—	—	—	18,461	(1,629)	16,832
Balance as of June 30, 2024	6,950	$7	5,594	$6	$10,237	$12,651	$6,696	$29,597

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2023	6,950	$7	5,595	$6	$10,237	$14,435	$9,735	$34,420
Retirement of common stock	—	—	(1)	(0)	—	—	—	(0)
Net loss	—	—	—	—	—	(1,784)	(3,039)	(4,823)
Balance as of June 30, 2024	6,950	$7	5,594	$6	$10,237	$12,651	$6,696	$29,597

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$7,161	$(4,823)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	4,973	6,403
Amortization of film costs	1,901	14,553
Impairment of film costs	10,496	—
Deferred income tax benefit	(3,194)	(1,547)
Accretion of debt discount and issuance costs	—	473
Non-cash lease expense	12	17
Gain on sale of assets	—	(13,022)
Allowance (recovery) for credit losses	(1)	43
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40,355)	(17,170)
(Increase) decrease in inventory	598	68
(Increase) decrease in prepaids and other current assets	(961)	(5,319)
(Increase) decrease in film costs	(6,332)	(5,565)
Increase (decrease) in accounts payable	(489)	(2,023)
Increase (decrease) in accrued expenses and other current liabilities	49,116	10,410
Increase (decrease) in deferred revenue	3,585	(25,999)
Increase (decrease) in other noncurrent liabilities	595	1,855
Net cash flows provided by (used in) operating activities	27,105	(41,646)
Cash flows from investing activities
Acquisition of property & equipment	(2,499)	(7,059)
Net cash flows (used in) investing activities	(2,499)	(7,059)
Cash flows from financing activities
Proceeds from issuance of debt	—	11,684
Net cash flows provided by financing activities	—	11,684
Net increase (decrease) in cash and cash equivalents	24,606	(37,021)
Cash and cash equivalents, beginning of period	6,466	65,179
Cash and cash equivalents, end of period	$31,072	$28,158
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,010	$—
Cash paid for interest	$—	$2,697
Cash received for interest	$288	$370
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	$231	$1,163
Accounts payable and accrued expenses and other current liabilities related to film costs, net	$57	$(1,672)
Forgiveness of debt in CAS Transaction	$—	$157,184

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

5&2 Studios Inc. (“5&2”), a Delaware corporation, is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While 5&2 Studios, Inc. is primarily focused on producing the remaining two seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. 5&2 is engaged in new productions, including a series based on the life of Moses, a series based on the life of Joseph called Joseph of Egypt, a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild.

The condensed consolidated financial statements of 5&2, its wholly owned subsidiaries The Chosen Texas, LLC, TCI Animation, LLC, The Chosen House, LLC, Dream Weaver Stories, LLC, and Pit to Palace Productions, LLC, and its variable controlling interests in Impossible Math, LLC and SAS52, LLC (collectively, the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the expected project cost for production services, amortization of content assets, recognition and measurement of income tax assets and liabilities, determination of the standalone selling price for licensed content revenue, and fair value assessments related to film cost impairments. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

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

The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no other changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report for the year ended December 31, 2024.

Impairment Assessment for Film Costs

Each film project is evaluated for impairment when an event or change in circumstances indicates that the fair value of a film may be less than its unamortized costs. The estimated fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the film. If the result of the impairment test indicates that the unamortized film costs exceed the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

As a result of revised ultimate revenue forecasts and a change in distribution strategy for certain content, the Company recognized an impairment of film costs of $10,496 thousand reflected in impairment of film costs in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025. There were no amounts recorded related to impairment of film costs for the three and six months ended June 30, 2024.

Consolidation

SAS52, LLC was formed on March 28, 2025, to develop, produce, and monetize original animated content, and on April 4, 2025, 5&2 became an equity holder. The Company holds a 50% voting interest in SAS52, LLC through its wholly owned subsidiary, 5&2 JV Holdco, LLC, and also holds a 50% economic interest as of June 30, 2025. The Company determined that SAS52, LLC is a variable interest entity (“VIE”). This is because while 5&2 Studios, Inc. does not have a majority equity interest compared to other owners, 5&2 Studios, Inc. controls SAS52, LLC through its role as managing member and decision-making authority over key operational and financial matters once projects are approved. Further, the Company concluded it is the primary beneficiary through its power to direct activities that most significantly impact SAS52’s economic performance and its exposure to significant variable interests, including funding obligations, priority return rights, and revenue-based service fees.

As of June 30, 2025, and December 31, 2024, total consolidated assets and liabilities of the Company’s consolidated VIEs, Impossible Math, LLC and SAS52, were as follows (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Total current assets	$42	$252
Total non-current assets	21,700	20,450
Total assets	$21,742	$20,702

Total current liabilities	$685	$225
Total non-current liabilities	3,817	126
Total liabilities	$4,502	$351

As of June 30, 2025, the total non-contributing interest equity balances attributable to Impossible Math, LLC and SAS52 were $17,494 thousand and $0 thousand, respectively. As of December 31, 2024, the total non-contributing interest equity balance attributable to Impossible Math, LLC was $17,494 thousand; SAS52 did not exist at this time.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2025, and December 31, 2024, the bank balance exceeded the federally insured limit by $15,329 thousand and $3,242 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues.

For the three months ended June 30, 2025, the Company had three customers that individually comprised greater than 10% of revenue, representing 60.5%, 15.3%, and 13.8%, respectively. For the three months ended June 30, 2024, the Company had one customer that individually comprised greater than 10% of revenue, representing 82.0%.

For the six months ended June 30, 2025, the Company had three customers that individually comprised greater than 10% of revenue, representing 50.5%, 26.4%, and 13.9%, respectively. For the six months ended June 30, 2024, the Company had two customers that each individually comprised greater than 10% of revenue, representing 61.8% and 13.6%, respectively.

As of June 30, 2025, two customers accounted for a total of 81.2% of our accounts receivable balance or 70.8% and 10.4%, respectively. As of December 31, 2024, three customers accounted for a total of 90.5% of our accounts receivable balance or 43.2%, 30.2%, and 17.1%, respectively.

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

The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Licensed content	$31,812	$2,903	$64,264	$25,719
Merchandise	6,242	12,165	9,885	16,886
Other	100	—	100	—
Licensed content and merchandise revenues	$38,154	$15,068	$74,249	$42,605
Production services revenues	59,014	68,872	76,122	68,872
Total revenues	$97,168	$83,940	$150,371	$111,477

The following table presents revenue recognized for goods transferred at a point in time and services transferred over time on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Point in time	$38,154	$15,068	$74,249	$42,605
Over time	59,014	68,872	76,122	68,872
Total revenues	$97,168	$83,940	$150,371	$111,477

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

As of June 30, 2025, the aggregate consideration of the Company’s revenue arrangement allocated to remaining performance obligations in the Company’s arrangements was approximately $237,365 thousand, which relates to the allocated fixed and variable consideration for the Company’s remaining production services performance obligations to develop, produce and deliver the rights and completed content of the sixth and seventh seasons of The Chosen. The Company expects to recognize the revenue from these remaining partially satisfied and unsatisfied performance obligations over one to three years.

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets from arrangements with customers as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, total deferred revenue was $65,697 thousand and $62,112 thousand, respectively, which primarily relates to deferred amounts for production services in progress for Season 6 and the Company’s obligations to perform production services for Season 7 of the Series. Revenue recognized during the three and six months ended June 30, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $44,831 thousand and $61,795 thousand, respectively. Revenue recognized during the three and six months ended June 30, 2024 from amounts included in total deferred revenue as of December 31, 2023 was $70 thousand and $900 thousand, respectively.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company. Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the six months ended June 30, 2025 have been presented as a single class of common stock.

As of June 30, 2025, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Raw materials	$175	$175
Finished goods	4,540	5,745
Inventory reserve	(140)	(62)
Inventory	$4,575	$5,858

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following (in thousands):

	As of
	June 30,	December 31,	Estimated
	2025	2024	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized software and IT systems	782	668	3
Buildings and improvements	51,855	51,078	2 – 30
Equipment	549	519	3 – 15
Furniture and fixtures	140	130	5
Vehicles	476	476	8
Construction in process	1,824	25
Property and equipment, gross	55,716	52,986
Accumulated depreciation	(29,528)	(24,555)
Property and equipment, net	$26,188	$28,431

No impairment of property and equipment was recorded during the six months ended June 30, 2025 or the year ended December 31, 2024. Depreciation of property and equipment was $1,432 thousand and $3,575 thousand for the three months ended June 30, 2025 and 2024, respectively. Depreciation of property and equipment was $4,973 thousand and $6,399 thousand for the six months ended June 30, 2025 and 2024, respectively.

Film Costs

The following table represents the components of film costs (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Released and completed film costs	$2,469	$2,469
Not released, in production film costs	18,297	14,680
In development or preproduction film costs	2,925	153
Film costs, gross	23,691	17,302
Accumulated amortization and impairments	(12,966)	(569)
Film costs, net	$10,725	$16,733

Amortization expense for film costs for the three months ended June 30, 2025 and 2024 was $— thousand and $3,714 thousand, respectively. Amortization expense for film costs for the six months ended June 30, 2025 and 2024 was $1,901 and $14,553 thousand, respectively.

There are no future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of June 30, 2025.

As a result of revised ultimate revenue forecasts and a change in distribution strategy for certain content, the Company recognized an impairment of film costs of $10,496 thousand for the three and six months ended June 30, 2025. There were no amounts recorded related to impairment of film costs for the three and six months ended June 30, 2024. Impairments of film costs are recorded in Impairment of film costs on the Company’s Condensed Consolidated Statements of Operations.

Leases

The Company has operating leases for certain Company offices and other facilities related to film production. The leases expire at various dates through 2036 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. There were no finance leases as of June 30, 2025 and December 31, 2024.

The Company’s operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Operating right of use assets (1)	$4,670	$984

Operating short-term lease liabilities (2)	$664	$659
Operating long-term lease liabilities (3)	3,904	211
Total operating lease liabilities	$4,568	$870
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Other noncurrent liabilities, net of current portion in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease costs
Operating lease cost	$263	$134	$477	$268
Variable and short-term lease cost	2,243	616	2,685	1,079
Total lease cost	$2,506	$750	$3,162	$1,347

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Operating cash flows for amounts included in the measurement of operating lease liabilities	$465	$251

Right-of-use assets obtained in exchange for operating lease obligations	$4,096	$79

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	10.28 years	1.40 years
Weighted average discount rate:
Operating leases	6.37%	6.59%

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating Leases
Remainder of 2025	$565
2026	674
2027	527
2028	500
2029	500
Thereafter	3,459
Total lease payments	6,225
Imputed interest	(1,657)
Total lease liability	$4,568

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024

Royalties, residuals, and participation fees	$47,436	$4,745
Income tax payable	4,365	3,123
Returns allowance	1,838	1,858
Accrued compensation	1,729	61
Accrued inventory purchases	872	167
Credit card liabilities	630	268
Other	2,391	551
Accrued expenses and other current liabilities	$59,261	$10,773

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

Note 6 - Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Deferred provision for income tax	$604	$4,605	$(3,194)	$(1,547)
Current income taxes	2,615	3,501	6,150	3,631
Provision for income taxes	$3,219	$8,106	$2,956	$2,084
Effective tax rate	29%	33%	29%	-76%

The effective tax rate for the three and six months ended June 30, 2025 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”), executive compensation, and the benefit of state income taxes, net of Federal income tax effect.

The effective tax rate for the three and six months ended June 30, 2024 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to NCI and the benefit of state income taxes, net of Federal income tax effect.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes significant changes to U.S. tax law, including modifications to making bonus depreciation permanent, enabling domestic research cost expensing, and adjusting the business interest expense limitation. The Company is in the process of evaluating the impact of the OBBBA on its Consolidated Financial Statements.

Note 7 – Employee Benefits

Defined Contribution Retirement

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. During the three months ended June 30, 2025 and 2024, the Company contributions to the plan amounted to $185 thousand and $135 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company contributions to the plan amounted to $355 thousand and $265 thousand, respectively.

Phantom Stock Compensation Plans

During the year ended December 31, 2024, 5&2 Studios, Inc. authorized three incentive plans (collectively the “Phantom Unit Plans”) aimed at driving the Company’s success by motivating key contributors. Each plan grants awards in the form of “Phantom Units,” which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the distribution rights of Series B common shares in a qualifying sale event. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent to those of Series B common stock in addition to the right to cash payment contingent upon a qualifying sale event.

The following table presents Phantom Units authorized, as well as granted and outstanding under each plan as of June 30, 2025:

Phantom Units
Authorized	2,930,000

Outstanding as of December 31, 2024	2,178,000
Granted	482,000
Outstanding as of June 30, 2025	2,660,000

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

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors, including the following: the Company’s operating and financial forecasts with consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of June 30, 2025, related to these awards.

Note 8 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. They receive a percentage of sales for each book. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $20 thousand and $34 thousand during the three months ended June 30, 2025 and 2024, respectively. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $23 thousand and $53 thousand during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and 2024, there were related party liability balances of $9 thousand and $21 thousand, respectively.

Note 9 - Commitments and Contingencies

Commitments

The Company does not have any contractual commitments outside those addressed below.

Refer to Note 4 Balance Sheet Components for information related to the Company’s contractual commitments for leasing arrangements.

Contingencies

Phantom Stock Compensation Plans

The Phantom Units granted and outstanding in the Company’s Phantom Stock Compensation Plans are liability-classified awards that may only be settled in cash and are remeasured to fair value at each reporting date through the date of settlement. Cash payment pursuant to the Phantom Units and the associated compensation expense related to these awards are only incurred in the event of a qualifying sale event, and as such, no expense or liability has been recognized as of June 30, 2025. The estimated contingent liability and unrecognized compensation expense related to the outstanding units was $33,803 thousand and $27,325 thousand as of June 30, 2025 and December 31, 2024, respectively.

Litigation

As of October 18, 2022, the Company had entered into a non-exclusive license agreement (“Content License Agreement”) with Angel Studios, Inc. (“Angel” or “Angel Studios”) pursuant to which the Company granted Angel a non-exclusive license to exploit the Series in exchange for a defined share of Angel’s revenues from such exploitation. As described in the Form 8-K filed on April 10, 2023, by the Company, the Company delivered to Angel a Notice of Termination of the Content License Agreement on April 4, 2023, due to Angel’s previously noticed and uncured material breaches of the Content License Agreement. Initially, the Company elected to hold the termination in abeyance pending binding arbitration of the dispute with Angel, which the Company initiated on April 6, 2023. On October 15, 2023, following additional noticed and uncured material breaches by Angel, the Company delivered to Angel a second Notice of Termination, with such termination of the Content License Agreement to be effective as of October 20, 2023.

As disclosed in the Company’s Form 10 - K filed with the SEC on April 1, 2024, the Company’s Form 10 - Q filed with the SEC on May 15, 2024, August 14, 2024 and November 14, 2024, respectively, and the Company’s Current Reports on Form 8 - K filed with the SEC on April 10, 2023, October 19, 2023, May 15, 2024, May 31, 2024 and October 1, 2024, the termination of the Content License Agreement was the subject of a private binding arbitration initiated by the Company to resolve the dispute. On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel and upheld the Company’s termination of the Content License Agreement. As described in the Form 8 - K filed on October 1, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company on September 25, 2024, which includes an award of $5,097 thousand in attorneys’ fees and recoverable costs payable by Angel to the Company. Angel filed a notice of appeal of the final arbitration award with the American Arbitration Association on October 25, 2024, pursuant to the appellate procedures provided for in the Content License Agreement. On June 13, 2025, the appellate tribunal affirmed the final arbitration award.

Additionally, on August 16, 2024, Angel Studios filed a complaint against the Company in the Fourth Judicial District of Utah. That complaint and record are classified as private under Utah law. On September 4, 2024, the Company filed a motion to dismiss the complaint or have the proceedings compelled to arbitration. On May 27, 2025, the Court granted the Company’s motion to compel arbitration and found Angel Studios liable for reasonable attorneys’ fees incurred in connection with the Company’s motion. On June 5, 2025, Angel Studios filed a Demand for Arbitration against the Company with the American Arbitration Association in accordance with the Court’s May 27, 2025 ruling.

Based on the outcome of the ongoing proceedings to date, the Company does not believe these proceedings will have a material negative impact on the Company’s financial position, results of operations, or liquidity. Furthermore, any potential recovery represents a gain contingency; accordingly, due to uncertainty regarding collection as of June 30, 2025, the Company has not recorded any potential recovery. Subsequent to June 30, 2025, the Company satisfactorily settled all of the aforementioned disputes through a comprehensive settlement agreement with Angel Studios (see Note 11 regarding subsequent events).

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

Film Cost Incentives

The Company has access to a governmental program that is designed to promote content production within the States of Texas, Utah, and New Mexico. As of June 30, 2025, and December 31, 2024, the Company had received $2,723 thousand and $— in incentives, respectively. The Company recognizes these benefits when there is reasonable assurance regarding the realizable amount of the incentive.

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

Segment adjusted operating income / (loss) results include the revenues and cost of revenues, distribution and marketing, and general and administrative expenses which are directly attributable to each segment. Segment adjusted operating income / (loss) excludes income and expenses which are not directly related to the operations of the segment or management believes are not relevant to management’s assessment of the operating performance of the segments to make resource allocations. These excluded costs include amortization and impairment of film costs, depreciation and amortization, unallocated indirect distribution and marketing and general and administrative costs, which costs are corporate or company-wide in nature, as well as nonrecurring items and non-operating income and expenses. The CODM does not review assets in evaluating the results of the segments, and therefore, such information is not presented.

The financial results of the Company’s segments for the three and six months ended June 30, 2025 were as follows (in thousands):

For the Three Months Ended June 30, 2025
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$18,653	$13,159	$6,242	$100	$—	$38,154
Production services revenues	—	—	—	—	59,014	59,014
Total revenues	18,653	13,159	6,242	100	59,014	97,168

Cost of revenues - direct	—	—	4,274	—	28,719	32,993
Royalties, residuals and participation fees	17,187	10,361	1,172	—	—	28,720
Distribution & marketing - direct	—	—	1,232	—	—	1,232
Other segment items	—	—	629	—	666	1,295

Segment adjusted operating income (loss)	$1,466	$2,798	$(1,065)	$100	$29,629	$32,928
Corporate and unallocated operating expenses						(7,442)
Nonrecurring operating expenses						(2,729)
Amortization and impairment of film costs						(10,496)
Depreciation and amortization						(1,432)
Gain on sale of assets						—
Interest income						176
Interest expense						—
Other income, net						36
Provision for income taxes						(3,219)

Net income						$7,822

For the Six Months Ended June 30, 2025
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$24,633	$39,631	$9,885	$100	$—	$74,249
Production services revenues	—	—	—	—	76,122	76,122
Total revenues	24,633	39,631	9,885	100	76,122	150,371

Cost of revenues - direct	—	—	7,407	—	36,647	44,054
Royalties, residuals and participation fees	22,435	31,469	1,673	—	—	55,577
Distribution & marketing - direct	—	—	1,941	—	—	1,941
Other segment items	—	—	1,203	—	1,516	2,719

Segment adjusted operating income (loss)	$2,198	$8,162	$(2,339)	$100	$37,959	$46,080
Corporate and unallocated operating expenses						(13,674)
Nonrecurring operating expenses						(5,248)
Amortization and impairment of film costs						(12,397)
Depreciation and amortization						(4,973)
Gain on sale of assets						—
Interest income						288
Interest expense						—
Other income, net						41
Provision for income taxes						(2,956)

Net income						$7,161

The financial results of the Company’s segments for the three and six months ended June 30, 2024 were as follows (in thousands):

For the Three Months Ended June 30, 2024
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$1,158	$1,438	$12,165	$307	$—	$15,068
Production services revenues	—	—	—	—	68,872	68,872
Total revenues	1,158	1,438	12,165	307	68,872	83,940

Cost of revenues - direct	—	—	6,309	—	40,104	46,413
Royalties, residuals and participation fees	4	127	811	—	—	942
Distribution & marketing - direct	404	—	1,559	—	—	1,963
Other segment items	—	—	411	—	1,117	1,528

Segment adjusted operating income	$750	$1,311	$3,075	$307	$27,651	$33,094
Corporate and unallocated operating expenses						(7,429)
Nonrecurring operating expenses						(4,335)
Amortization of film costs						(3,714)
Depreciation and amortization						(3,577)
Gain on sale of assets						13,022
Interest income						77
Interest expense						(2,477)
Other income, net						277
Provision for income taxes						(8,106)

Net income						$16,832

For the Six Months Ended June 30, 2024
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$15,769	$8,291	$16,886	$1,659	$—	$42,605
Production services revenues	—	—	—	—	68,872	68,872
Total revenues	15,769	8,291	16,886	1,659	68,872	111,477

Cost of revenues - direct	—	—	9,342	—	40,104	49,446
Royalties, residuals and participation fees	7,238	127	871	—	—	8,236
Distribution & marketing - direct	7,438	—	2,302	—	—	9,740
Other segment items	—	—	741	—	1,117	1,858

Segment adjusted operating income	$1,093	$8,164	$3,630	$1,659	$27,651	$42,197
Corporate and unallocated operating expenses						(20,363)
Nonrecurring operating expenses						(12,020)
Amortization of film costs						(14,553)
Depreciation and amortization						(6,403)
Gain on sale of assets						13,022
Interest income						370
Interest expense						(5,432)
Other income, net						443
Provision for income taxes						(2,084)

Net loss						$(4,823)

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

Nonrecurring Operating Expenses – Includes significant and infrequent expenses that are not expected to recur regularly as part of normal operations or directly related to the Company’s segments, such as abandoned marketing project expenses, nonrecurring legal and litigation expenses, and nonrecurring accounting and consulting expenses.

Note 11 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through August 14, 2025, the date the condensed consolidated financial statements were available to be issued.

Angel Litigation Settlement

On July 11, 2025, the Company entered into a settlement agreement with Angel (the “Settlement”), under which the Company and Angel settled all pending lawsuits and arbitrations between them. Pursuant to the Settlement, Angel agreed to pay $5,761 thousand to the Company. Additionally, as part of the Settlement, the Company and Angel mutually agreed to engage a third party to notify all customers who contributed Pay-It-Forward (“PIF”) funds to Angel intended for The Chosen since October 20, 2023 that they could elect to either have those funds returned to them or redirect those funds to Come and See Foundation, Inc. Accordingly, the Company deposited $2,766 thousand representing the Company’s share of such PIF funds into a third party administered escrow account. The net impact of the Settlement of $2,995 thousand will be recorded in the Company’s operating results for the quarter ending September 30, 2025.

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

Results of Operations

Overview

The Company is an entertainment company, which develops, produces, and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen and other production projects. The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Prime Video, and other streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph called Joseph of Egypt, a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild.

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

Theatrical

The Theatrical segment focuses on the periodic theatrical exhibition of the Series as well as other original content. The Company theatrically released Season 5 in three parts, with part one (episodes 1 and 2) in March 2025, and part two (episodes 3, 4, 5) and part three (episodes 6, 7, 8) released in April 2025. The Company also released, theatrically, the 2021 film “Christmas with the Chosen: The Messengers” and the 2023 film “Christmas with the Chosen: Holy Night.” In 2023, with the release of Season 3, The Chosen became one of the only episodic television series to release episodes theatrically. We debuted Season 3 with a theatrical release of episodes 1 and 2 and later concluded the season with a theatrical release of episodes 7 and 8. In 2024, with the release of Season 4, The Chosen again set precedent by being one of the only episodic television shows to release all eight episodes theatrically. The Theatrical segment includes activities such as managing relationships with distribution partners and exhibitors, marketing theatrical events, and ensuring broad distribution of content to as many theaters as possible. Theatrical releases are not only viewed as revenue generating activities, but also as marketing opportunities and brand awareness events.

Television & Streaming

The Television & Streaming segment engages primarily in the distribution, licensing, exhibition, and marketing of the Series and other content to television networks and streaming platforms. Activities for this segment include negotiating and approving domestic and international licensing deals with various television networks and streaming platforms and managing the delivery of content assets to those licensees.

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

Events/Other

The Events/Other segment organizes and manages live events, exhibitions, and other entertainment-related activities. For example, in 2023 and 2024, the Company hosted thousands of fans at a live event branded as “ChosenCon.” This segment also includes other ancillary revenue streams not attributable to one of the other identified segments, such as sponsorships and Pay-it-Forward (“PIF”) revenues.

Production Services

The Production Services segment provides television and film production services for third-party clients. This includes offering expertise to produce films, TV shows, commercials, and other media content.

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024

The following summary of our condensed consolidated results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements, and related notes, included herein.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues:
Licensed content and merchandise revenues	$38,154	$15,068	$23,086	153%	$74,249	$42,605	$31,644	74%
Production services revenues	59,014	68,872	(9,858)	(14)%	76,122	68,872	7,250	11%
Total revenues	97,168	83,940	13,228	16%	150,371	111,477	38,894	35%

Cost of licensed content and merchandise revenues	32,995	7,271	25,724	354%	62,984	17,598	45,386	258%
Cost of production services revenues	28,719	40,083	(11,364)	(28)%	36,647	40,083	(3,436)	(9)%
Distribution and marketing	2,814	7,860	(5,046)	(64)%	4,523	22,630	(18,107)	(80)%
Amortization of film costs	—	3,714	(3,714)	(100)%	1,901	14,553	(12,652)	(87)%
Impairment of film costs	10,496	—	10,496	100%	10,496	—	10,496	100%
Depreciation and amortization	1,432	3,577	(2,145)	(60)%	4,973	6,403	(1,430)	(22)%
General and administrative	9,883	7,396	2,487	34%	19,059	21,352	(2,293)	(11)%
Operating expenses	86,339	69,901	16,438	24%	140,583	122,619	17,964	15%
Gain on sale of assets	—	13,022	(13,022)	(100)%	—	13,022	(13,022)	(100)%
Net operating income	10,829	27,061	(16,232)	(60)%	9,788	1,880	7,908	421%
Interest income	176	77	99	129%	288	370	(82)	(22)%
Interest expense	—	(2,477)	2,477	100%	—	(5,432)	5,432	100%
Other income	36	277	(241)	(87)%	41	443	(402)	(91)%
Net income (loss) before income taxes	11,041	24,938	(13,897)	(56)%	10,117	(2,739)	12,856	469%
Provision for income taxes	(3,219)	(8,106)	4,887	60%	(2,956)	(2,084)	(872)	42%
Net income (loss)	$7,822	$16,832	$(9,010)	(54)%	$7,161	$(4,823)	$11,984	248%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from our licensing agreements and sales of merchandise. Revenues for the three months ended June 30, 2025 increased $23,086 thousand, or 153%, as compared to the three months ended June 30, 2024, primarily due to an increase of program licensing revenue of $28,909 thousand relating to a new exclusive distribution deal entered into by the Company in February 2025, and the release of Season 5 in addition to Chosen in the Wild being made available during the three months ended June 30, 2025, offset by a decrease of merchandise revenue of $5,923 thousand relating to lower sales from the Company’s digital fan-focused celebration (“5&2 Day”) in May 2025 and lower Season 5 DVD sales compared to Season 4.

Licensed content and merchandise revenues for the six months ended June 30, 2025 increased $31,644 thousand, or 74%, as compared to the six months ended June 30, 2024, primarily due to an increase of program licensing revenue of $38,545 thousand relating to a new exclusive distribution deal entered into by the Company in February 2025, and the release of Season 5 in addition to Chosen in the Wild being made available during the six months ended June 30, 2025, offset by a decrease of merchandise revenue of $7,001 thousand relating to lower 5&2 Day sales in May 2025 and lower Season 5 DVD sales compared to Season 4.

Production Services Revenues

Production services revenues are generated by providing production services on a work-for-hire basis for Come and See Foundation, Inc. (“CAS”) for the development, production, and delivery of the remaining seasons of the Series. Production services revenues for the three months ended June 30, 2025 decreased $9,858 thousand, or 14%, as compared to the three months ended June 30, 2024, primarily due to the timing of film production for Season 6 compared to Season 5.

Production services revenue for the six months ended June 30, 2025 increased $7,250, or 11%, as compared to the six months ended June 30, 2024, primarily due to a higher transaction price allocated to Season 6 compared to Season 5.

Cost of Licensed Content and Merchandise Revenues

Cost of licensed content and merchandise revenues primarily includes the costs of products, third-party expenses to fulfill third-party merchandise sales orders, costs associated with events related to The Chosen and 5&2 Studios, Inc., and participation and residual costs owed to writers, producers, actors and other film participants. Cost of licensed content and merchandise revenues for the three months ended June 30, 2025 increased $25,724 thousand, or 354%, as compared to the three months ended June 30, 2024, primarily due to an increase in costs of sales related to royalties of $21,710 thousand due pursuant to the CAS Transaction, in addition to an increase of licensed content costs of $4,203 thousand relating to the Season 5 theatrical release bonus.

Cost of licensed content and merchandise revenues for the six months ended June 30, 2025 increased $45,386 thousand, or 258%, respectively as compared to the six months ended June 30, 2024, primarily due to an increase of royalty payments of $46,147 thousand.

Cost of Production Services Revenues

Cost of production services revenues is associated with providing production services on a work-for-hire basis, focusing on the development, production, and delivery of the remaining seasons of the Series. For the three months ended June 30, 2025, the costs related to production services revenue decreased $11,364 thousand, or 28%, as compared to the three months ended June 30, 2024, primarily due to the timing of film production for Season 6 compared to Season 5.

Cost of production services revenues for the six months ended June 30, 2025 decreased $3,436, or 9%, as compared to the six months ended June 30, 2024, primarily due to the timing of film production for Season 6 compared to Season 5.

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

Distribution and marketing expense for the three months ended June 30, 2025 decreased $5,046 thousand, or 64%, as compared to the three months ended June 30, 2024. The decrease is primarily attributable to a marketing reimbursement of $5,314 thousand from CAS for qualifying marketing costs incurred by the Company, related to the Series.

Distribution and marketing expense for the six months ended June 30, 2025 decrease $18,107 thousand, or 80%, as compared to the six months ended June 30, 2024, primarily due to a decrease in paid media costs of $6,874 thousand due to a decrease in media spend. The remaining decrease was attributable to a marketing reimbursement of $11,794 thousand from CAS for qualifying marketing costs incurred by the Company, related to the Series.

Amortization of Film Costs

Costs of producing the Series are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

Amortization of film costs for the three months ended June 30, 2025 decreased $3,714 thousand, or 100%, as compared to the three months ended June 30, 2024, due to no additional film costs capitalization related to the Series after June 30, 2024 as a result of the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction.

Amortization of film costs for the six months ended June 30, 2025 decreased $12,652 thousand, or 87%, as compared to the six months ended June 30, 2024, primarily as a result of the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction, offset by the full amortization of the remaining capitalized costs associated with Jonathan and Jesus of $1,901 thousand during the three months ended March 31, 2025.

Impairment of Film Costs

Impairment of film costs for the three months ended June 30, 2025 increased $10,496 thousand, as compared to the three months ended June 30, 2024, due to the recognition of in impairment loss during the three months ended June 30, 2025 as a result of revised ultimate revenue forecasts and a change in distribution strategy for a not yet released film project.

Impairment of film costs for the six months ended June 30, 2025 increased $10,496 thousand, as compared to the six months ended June 30, 2024, due to the recognition of in impairment loss during the six months ended June 30, 2025 as a result of revised ultimate revenue forecasts and a change in distribution strategy for a not yet released film project.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2025 decreased $2,145 thousand, or 60%, as compared to the three months ended June 30, 2024, primarily due to leasehold improvement asset lives being extended in conjunction with the amended film campus property lease.

Depreciation and amortization for the six months ended June 30, 2025 decreased $1,430 thousand, or 22%, as compared to the six months ended June 30, 2024, primarily due to leasehold improvement asset lives being extended in conjunction with the amended film campus property lease.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 increased $2,487 thousand, or 34%, as compared to the three months ended June 30, 2024, primarily due to an increase in payroll spend of $1,388 thousand due to an increase in headcount and an increase of predevelopment costs of $848 related to other potential future productions.

General and administrative expenses for the six months ended June 30, 2025 decreased $2,293 thousand, or 11%, as compared to the six months ended June 30, 2024, primarily due to a $2,243 thousand decrease in technology spend resulting from non-recurring application maintenance spend in 2024 related to the Chosen App, which was sold in September, 2024, and a $2,429 thousand decrease in legal expenses resulting from higher 2024 legal, accounting, and professional services fees attributed to the Angel Studios, Inc. (“Angel”) arbitration and other corporate maters. This was partially offset by $2,783 thousand of increased compensation expense, primarily associated with an increase in headcount and one-time costs in 2025 of the contract renewal for our Chief Creative Officer.

Gain on Sale of Assets

There was no gain on sale for the three and six months ended June 30, 2025. Gain on sale for the three and six months ended June 30, 2024 was related to the sale of The Chosen IP as a result of the CAS Transaction.

Income Taxes

Income tax provision for the three months ended June 30, 2025 decreased $4,887 thousand or 60%, as compared to three months ended June 30, 2024, primarily due to the decrease in the Company’s net income before income taxes.

Income tax provision for the six months ended June 30, 2025 increased $872 thousand, or 42% as compared to the six months ended June 30, 2024, primarily due to the increase in the Company’s net income before provision for income taxes.

The effective tax rate for the three months ended June 30, 2025 decreased 4%, as compared to the three months ended June 30, 2024, primarily due to non-deductible interest expense in the prior year offset by the impact of the decrease in the net income before income taxes.

The effective tax rate for the six months ended June 30, 2025 increased 105%, as compared to the six months ended June 30, 2024, primarily due to non-deductible interest expense in the prior year offset by the impact of the increase in the net income before income taxes and executive compensation limitation.

Liquidity and Capital Resource

Comparison of June 30, 2025 and December 31, 2024

	As of
	June 30,	December 31,
	2025	2024	Change

	(in thousands)
Cash and cash equivalents	$31,072	$6,466	$24,606
Lease liabilities	4,568	870	3,698

The Company’s primary sources of liquidity are from cash flows generated from operations.

The Company’s primary uses of cash generally relate to film costs associated with the production of content. Primary sources of cash are related to production of the Series and licensed content revenues. The increase in cash and cash equivalents was primarily due to a $22,250 thousand milestone payments received by the Company from CAS upon completion and delivery of Season 5 of the Series and milestone payments received for the sale of the Chosen App.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Six Months Ended June 30, 2025 and, 2024

Our cash flow activities were as follows for the periods presented:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$27,105	$(41,646)	$68,751
Net cash flows (used in) investing activities	(2,499)	(7,059)	4,560
Net cash flows provided by financing activities	—	11,684	(11,684)

Operating activities

Net cash flows provided by and used in operating activities was $27,105 thousand and $41,646 thousand for the six months ended June 30, 2025, and 2024, respectively. The increase of net cash flows provided by operating activities of $68,751 thousand was primarily driven by an increase of $38,706 thousand in accrued expenses and other accrued liabilities, in addition to an increase of deferred revenue of $29,584 thousand.

Investing activities

Net cash flows used in investing activities was $2,499 thousand and $7,059 thousand for the six months ended June 30, 2025 and 2024, respectively. The decrease of net cash flows used in investing activities of $4,560 thousand was primarily driven by the decrease in acquisition of property and equipment.

Financing activities

There was no financing activity for the six months ended June 30, 2025. The financing activities of $11,684 thousand for the six months ended June 30, 2024 included proceeds from issuance of debt of $11,684 thousand.

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

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024

Our segment revenues were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Theatrical	$18,653	$1,158	$17,495	$24,633	$15,769	$8,864
Television & Streaming	13,159	1,438	11,721	39,631	8,291	31,340
Merchandise	6,242	12,165	(5,923)	9,885	16,886	(7,001)
Events/Other	100	307	(207)	100	1,659	(1,559)
Production Services	59,014	68,872	(9,858)	76,122	68,872	7,250
Total Revenues	$97,168	$83,940	$13,228	$150,371	$111,477	$38,894

Our segment adjusted operating incomes were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Theatrical	$1,466	$750	$716	$2,198	$1,093	$1,105
Television & Streaming	2,798	1,311	1,487	8,162	8,164	(2)
Merchandise	(1,065)	3,075	(4,140)	(2,339)	3,630	(5,969)
Events/Other	100	307	(207)	100	1,659	(1,559)
Production Services	29,629	27,651	1,978	37,959	27,651	10,308
Total segment adjusted operating income	$32,928	$33,094	$(166)	$46,080	$42,197	$3,883

Theatrical

Theatrical revenues for the three months ended June 30, 2025 and 2024 were $18,653 thousand and $1,158 thousand, respectively. Theatrical revenue increased $17,495 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the timing of the Season 5 theatrical release as compared to the timing of the Season 4 theatrical release in the prior year. Season 5 released on March 28, 2025, and extended into the second quarter of 2025 whereas the Season 4 theatrical release was primarily in the first quarter of 2024.

Theatrical segment adjusted operating income for the three months ended June 30, 2025 and 2024 were $1,466 thousand and $750 thousand, respectively. Theatrical segment adjusted operating income increased $716 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to increased theatrical revenues because of the timing of the Season 5 theatrical release as compared to the timing of the Season 4 theatrical release in the prior year. This was partially offset by an associated increase in royalties and residuals associated with the theatrical release of Season 5 compared to Season 4 owed following the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction in June 2024.

Theatrical revenues for the six months ended June 30, 2025 and 2024 were $24,633 thousand and $15,769 thousand, respectively. Theatrical revenue increased $8,864 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to the growth of the theatrical release of Season 5 compared to Season 4.

Theatrical segment adjusted operating income for the six months ended June 30, 2025 and 2024 were $2,198 thousand and $1,093 thousand, respectively. Theatrical segment adjusted operating income increased $1,105 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to increased revenues of $8,864 of the theatrical release of Season 5 compared to Season 4 as well as a decrease in direct distribution and marketing expenses of $7,438 thousand due to marketing reimbursement from CAS for qualifying marketing costs. This was partially offset by an associated increase in royalties and residuals of $15,197 thousand from the theatrical release of Season 5 compared to Season 4 owed following the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction in June 2024.

Television & Streaming

Television & Streaming revenues for the three months ended June 30, 2025 and 2024 were $13,159 thousand and $1,438 thousand, respectively. Television & Streaming revenues increased $11,721 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a new exclusive distribution deal entered into by the Company in February 2025, and the release of Season 5 in addition to Chosen in the Wild being made available during the three months ended June 30, 2025.

Television & Streaming segment adjusted operating income for the three months ended June 30, 2025 and 2024 were $2,798 thousand and $1,311 thousand, respectively. Television & Streaming segment adjusted operating income increased $1,487 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the above revenue impact of a new exclusive distribution deal entered into by the Company in February 2025, and the release of Season 5 in addition to Chosen in the Wild being made available during the three months ended June 30, 2025. This was partially offset by an associated increase in royalties and residuals of $10,234 thousand from June 30, 2025, compared to June 30, 2024 owed following the Company’s sale of the commercial rights to the Series and IP pursuant to the CAS Transaction in June 2024.

Television & Streaming revenues for the six months ended June 30, 2025, and 2024, were $39,631 thousand and $8,291 thousand, respectively. Television & Streaming revenues increased $31,340 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a new exclusive distribution deal entered into by the Company in February 2025, and the release of Season 5 in addition to Chosen in the Wild being made available during the three months ended June 30, 2025.

Television & Streaming segment adjusted operating income for the six months ended June 30, 2025 and 2024 were $8,162 thousand and $8,164 thousand, respectively. Television & Streaming segment adjusted operating income decreased $2 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in royalties and residuals, owed following the Company’s sale of the commercial right to the Series and IP pursuant to the CAS Transaction in June 2024, of $31,342 thousand associated increase in revenues due to the release of Season 5, in addition to Chosen in the Wild being made available during the six months ended June 30, 2025. This was partially offset by the increase in Television & Streaming revenues for the six months ended June 30, 2025, and June 30, 2024 of $31,340 thousand.

Merchandise

Merchandise revenues for the three months ended June 30, 2025 and 2024 were $6,242 thousand and $12,165 thousand, respectively. Merchandise revenue decreased $5,923 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to lower 5&2 Day sales in May 2025 and a decrease of Season 5 DVD sales compared to Season 4.

Merchandise segment adjusted operating loss and income, respectively, for the three months ended June 30, 2025 and 2024, were ($1,065) thousand and $3,075 thousand, respectively. Merchandise segment adjusted operating income decreased $4,140 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to lower 5&2 Day sales in May 2025 and a decrease of Season 5 DVD sales compared to Season 4. This was partially offset by associated $2,035 thousand lower costs of merchandise revenues for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Merchandise revenues for the six months ended June 30, 2025 and 2024 were $9,885 thousand and $16,886 thousand, respectively. Merchandise revenue decreased $7,001 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to lower 5&2 Day sales in May 2025 and a decrease of Season 5 DVD sales compared to Season 4.

Merchandise segment adjusted operating loss and income, respectively, for the six months ended June 30, 2025 and 2024 were ($2,339) thousand and $3,630 thousand, respectively. Merchandise segment adjusted operating income decreased $5,969 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to lower 5&2 Day sales in May 2025 and a decrease of Season 5 DVD sales compared to Season 4. This was partially offset by associated $1,935 thousand lower costs of merchandise revenues for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Events/Other

Events/Other revenues for the three months ended June 30, 2025 and 2024, were $100 thousand and $307 thousand, respectively. Events/Other revenue decreased $207 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to PIF revenue ending in Q3 of 2024 in conjunction with the Angel litigation.

Events/Other segment adjusted operating income for the three months ended June 30, 2025 and 2024 were $100 thousand and $307 thousand, respectively. Events/Other segment adjusted operating income decreased $207 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to PIF revenue ending in Q3 of 2024, in conjunction with the Angel litigation.

Events/Other revenues for the six months ended June 30, 2025 and 2024, were $100 thousand and $1,659 thousand, respectively. Events/Other revenue decreased $1,559 thousand for the three months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to PIF revenue ending in Q3 of 2024, in conjunction with the Angel litigation.

Events/Other segment adjusted operating income for the six months ended June 30, 2025 and 2024 were $100 thousand, and $1,659 thousand, respectively. Events/Other segment adjusted operating income decreased $1,559 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to PIF revenue ending in Q3 of 2024, in conjunction with the Angel litigation.

Production Services

Production Services revenues for the three months ended June 30, 2025 and 2024 were $59,014 thousand and $68,872 thousand, respectively. Production Services decreased $9,858 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the timing of film production for Season 6 compared to Season 5.

Production Services adjusted operating income for the three months ended June 30, 2025 and 2024 were $29,629 thousand and $27,651 thousand respectively. Production Services segment adjusted operating income increased $1,978 thousand for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to decreased revenue of $9,858 thousand, offset by the higher margin on Season 6 production due to higher production service price for Season 6 compared to Season 5.

Production Services revenues for the six months ended June 30, 2025 and 2024 were $76,122 thousand and $68,872 thousand, respectively. Production Services revenue increased $7,250 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to higher transaction price allocated to Season 6 compared to Season 5.

Production Services segment adjusted operating income for the six months ended June 30, 2025 and 2024 were $37,959 thousand and $27,651 thousand, respectively. Production Services segment adjusted operating income increased $10,308 thousand for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to increased revenue of $7,250 thousand, as well as the higher margin on Season 6 production due to higher production service price for Season 6 compared to Season 5.

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

Impairment Assessment for Film Costs

Each film project is evaluated for impairment when an event or change in circumstances indicates that the fair value of a film may be less than its unamortized costs. The estimated fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the film. If the result of the impairment test indicates that the unamortized film costs exceed the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

Revenue Recognition

Licensed Content Revenue

For licensed content arrangements that include the right to exploit multiple titles with various seasons with a fixed upfront payment, the availability of each title’s season is considered a separate performance obligation, and the fixed payment is allocated to each season on a relative standalone selling price basis. Estimation of standalone selling prices requires judgment, which can impact the timing of recognizing revenues. Revenue is recognized when the season is available for use by the licensee.

Off-Balance Sheet Arrangements

As of June 30, 2025 and 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

As disclosed in the Company’s Form 10-K filed with the SEC on March 31, 2025, the Company delivered to Angel Studios two separate Notices of Termination (the “Termination Notices”) of the Content License Agreement, dated October 18, 2022 (the “Content License Agreement”), between Angel Studios and the Company. The Company delivered the Termination Notices due to Angel Studios’ material breach of the Content License Agreement. Such termination was effective on October 20, 2023. The termination of the Content License Agreement was the subject of a private binding arbitration initiated by the Company to resolve the dispute. On May 28, 2024, the arbitrator of the dispute issued an interim arbitration award in favor of the Company which, among other things, found multiple material breaches had been committed by Angel Studios and upheld the Company’s termination of the Content License Agreement. As described in the Form 8-K filed on October 1, 2024, the arbitrator of the dispute issued the final arbitration award in favor of the Company on September 25, 2024, which includes an award of $5,097 thousand in attorneys’ fees and recoverable costs payable by Angel Studios to the Company. Angel Studios filed a notice of appeal of the final arbitration award with the American Arbitration Association on October 25, 2024 pursuant to the appellate procedures provided for in the Content License Agreement. The Company prevailed in the appeal pursuant to a decision issued on June 13, 2025.

On August 16, 2024, Angel Studios filed a complaint against the Company in the Fourth Judicial District of Utah. That complaint and record are classified as private under Utah law. On September 4, 2024, the Company filed a motion to dismiss the complaint or have the proceedings compelled to arbitration. The Company prevailed on its motion, and Angel Studios initiated a related arbitration against the Company on June 5, 2025.

As of July 11, 2025, the Company and Angel Studios settled all ongoing legal disputes between them and agreed that the Content License Agreement, and any and all of the parties’ respective obligations thereunder, were fully and finally terminated as of October 20, 2023.

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

To come.

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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”	1-U	24R-00162	2.1	December 2, 2022

3.1	Certificate of Incorporation dated November 29, 2022	1-U	24R-00162	2.2	December 2, 2022

3.2	Certificate of Amendment to the Certificate of Incorporation, effective September 25, 2024	8-K	000-56519	3.1	September 30, 2024

3.3	Bylaws of The Chosen, Inc.	10-12G	000-56519	3.2	February 2, 2023

10.1	Second Amendment to Ground Lease Agreement, dated April 10, 2025 by and between 5&2 Studios, Inc. and the Salvation Army	10-Q	000-56519	10.6	May 15, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5&2 STUDIOS, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: August 14, 2025