Form 10-Q
period 2025-09-30
5&2 Studios, Inc.
filed 2025-11-14
CIK 1733443

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

At November 1, 2025, 6,950,000 shares of the registrant’s Series A Common Stock, $0.001 par value per share, were issued and outstanding and 5,585,229 shares of the registrant’s Series B Common Stock, $0.001 par value per share, were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

5&2 Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$10,506	$6,466
Accounts receivable, net of allowances of $0 and $22 as of September 30, 2025 and December 31, 2024, respectively	56,188	13,474
Inventory, net	5,286	5,858
Prepaid assets	1,441	3,299
Other current assets	2,987	2,613
Total current assets	76,408	31,710
Property and equipment, net	25,070	28,431
Film costs, net	7,811	16,733
Other assets	5,276	2,696
Deferred tax asset, net	9,762	15,270
Total assets	$124,327	$94,840
Liabilities and Equity
Accounts payable	$4,390	$2,753
Accrued expenses and other current liabilities	42,087	10,773
Deferred revenue	28,471	62,112
Current portion of lease liabilities	546	659
Total current liabilities	75,494	76,297
Other noncurrent liabilities	3,809	2,552
Total liabilities	79,303	78,849
Commitments and contingencies (Note 9)	—	—
Series A Common Stock, $0.001 par value; 10,900 shares authorized; 6,950 and 6,950 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Series B Common Stock, $0.001 par value; 25,000 shares authorized; 5,585 and 5,591 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	10,237	10,237
Retained earnings	33,804	1,558
Noncontrolling interests	970	4,183
Total equity	45,024	15,991
Total liabilities and equity	$124,327	$94,840

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Licensed content and merchandise revenues	$8,324	$10,514	$82,573	$53,119
Production services revenues	97,803	24,743	173,925	93,615
Total revenues	106,127	35,257	256,498	146,734

Cost of licensed content and merchandise revenues	6,256	10,982	69,240	28,580
Cost of production services revenues	59,714	13,547	96,361	53,630
Distribution and marketing	1,730	2,572	6,253	25,202
Amortization of film costs	—	—	1,901	14,553
Impairment of film costs	—	—	10,496	—
Depreciation and amortization	1,465	3,552	6,438	9,955
General and administrative	10,428	7,399	29,487	28,751
Operating expenses	79,593	38,052	220,176	160,671
Gain on sale of assets	—	192	—	13,214
Other operating income, net	2,995	—	2,995	—
Net operating income (loss)	29,529	(2,603)	39,317	(723)
Interest income	166	155	454	525
Interest expense	—	(2)	—	(5,434)
Other income (expense), net	69	(227)	110	216
Net income (loss) before income taxes	29,764	(2,677)	39,881	(5,416)
Benefit (provision) for income taxes	(7,892)	359	(10,848)	(1,725)
Net income (loss)	21,872	(2,318)	29,033	(7,141)
Net loss attributable to noncontrolling interests	979	1,642	3,213	4,681
Net income (loss) attributable to 5&2 Studios, Inc.	$22,851	$(676)	$32,246	$(2,460)
Earnings (loss) per Common Stock, basic and diluted(1)	$1.82	$(0.05)	$2.57	$(0.20)
Weighted average Common Stock outstanding, basic and diluted(1)	12,535	12,544	12,535	12,544
(1)	Represents earnings (loss) per share and weighted average issued and outstanding Series A Common Stock and Series B Common Stock (see Note 3).

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of June 30, 2025	6,950	$7	5,585	$6	$10,237	$10,953	$1,949	$23,152
Net income (loss)	—	—	—	—	—	22,851	(979)	21,872
Balance as of September 30, 2025	6,950	$7	5,585	$6	$10,237	$33,804	$970	$45,024

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2024	6,950	$7	5,591	$6	$10,237	$1,558	$4,183	$15,991
Retirement of common stock	—	—	(6)	(0)	—	—	—	(0)
Net income (loss)	—	—	—	—	—	32,246	(3,213)	29,033
Balance as of September 30, 2025	6,950	$7	5,585	$6	$10,237	$33,804	$970	$45,024

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of June 30, 2024	6,950	$7	5,594	$6	$10,237	$12,651	$6,696	$29,597
Contributions from noncontrolling interest	—	—	—	—	—	—	531	531
Net loss	—	—	—	—	—	(676)	(1,642)	(2,318)
Balance as of September 30, 2024	6,950	$7	5,594	$6	$10,237	$11,975	$5,585	$27,810

	Series A		Series B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Noncontrolling	Total
Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2023	6,950	$7	5,595	$6	$10,237	$14,435	$9,735	$34,420
Contributions from noncontrolling interest	—	—	—	—	—	—	531	531
Retirement of common stock	—	—	(1)	(0)	—	—	—	(0)
Net loss	—	—	—	—	—	(2,460)	(4,681)	(7,141)
Balance as of September 30, 2024	6,950	$7	5,594	$6	$10,237	$11,975	$5,585	$27,810

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$29,033	$(7,141)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	6,438	9,955
Amortization of film costs	1,901	14,553
Impairment of film costs	10,496	—
Deferred income tax benefit	5,508	(17,244)
Accretion of debt discount and issuance costs	—	473
Non-cash lease expense	10	28
Gain on sale of assets	—	(13,214)
Allowance (recovery) for credit losses	(1)	92
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42,692)	(8,264)
(Increase) decrease in inventory	(377)	38
(Increase) decrease in prepaids and other current assets	2,358	(3,499)
(Increase) decrease in film costs	(3,490)	(11,120)
Increase (decrease) in accounts payable	1,649	(2,135)
Increase (decrease) in accrued expenses and other current liabilities	32,278	18,004
Increase (decrease) in deferred revenue	(33,641)	(29,774)
Increase (decrease) in other noncurrent liabilities	(2,341)	2,041
Net cash flows (used in) operating activities	7,129	(47,207)
Cash flows from investing activities
Acquisition of property & equipment	(3,089)	(7,463)
Proceeds from sale of property & equipment	—	1
Net cash flows (used in) investing activities	(3,089)	(7,462)
Cash flows from financing activities
Proceeds from issuance of debt	—	11,684
Net cash flows (used in) financing activities	—	11,684
Net increase (decrease) in cash and cash equivalents	4,040	(42,985)
Cash and cash equivalents, beginning of period	6,466	65,179
Cash and cash equivalents, end of period	$10,506	$22,194
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,930	$12,032
Cash paid for interest	$—	$2,697
Cash received for interest	$454	$525
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with accounts payable	$—	$1,361
Forgiveness of debt in CAS Transaction	—	157,184
Contribution of non-cash assets from noncontrolling interest member	$—	$531

See accompanying notes to the condensed consolidated financial statements.

5&2 Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

5&2 Studios, Inc. (“5&2”), a Delaware corporation, is an independent studio and film production company, which was created to develop and produce an episodic television series entitled The Chosen (the “Series”). The Series is based on the gospels of the Bible and tells the story of the life of Jesus Christ primarily through the perspectives of those who met him throughout his life. While 5&2 is primarily focused on producing the remaining two seasons of the Series, it continues to evaluate opportunities to diversify its content through other Biblical based productions. 5&2 is engaged in new productions, including a series based on the life of Moses, a series based on the life of Joseph called Joseph of Egypt (“Joseph”), a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild.

The condensed consolidated financial statements of 5&2, its wholly owned subsidiaries The Chosen Texas, LLC, TCI Animation, LLC, The Chosen House, LLC, Dream Weaver Stories, LLC, Pit to Palace Productions, LLC, and 5&2 JV Holdco, LLC and its variable controlling interests in Impossible Math, LLC and SAS52, LLC (collectively, the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As a result of revised ultimate revenue forecasts and a change in distribution strategy for certain content, the Company recognized an impairment of film costs of $— and $10,496 thousand reflected in impairment of film costs in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively. There were no amounts recorded related to impairment of film costs for the three and nine months ended September 30, 2024.

Consolidation

SAS52, LLC (“SAS52”) was formed on March 28, 2025 to develop, produce, and monetize original animated content and, on April 4, 2025, 5&2 became an equity holder. The Company holds a 50% voting interest in SAS52 through its wholly owned subsidiary, 5&2 JV Holdco, LLC, and also holds a 50% economic interest as of September 30, 2025. The Company determined that SAS52 is a variable interest entity (“VIE”). This is because, while 5&2 does not have a majority equity interest compared to other owners, 5&2 controls SAS52 through its role as managing member and decision-making authority over key operational and financial matters once projects are approved. Further, the Company concluded it is the primary beneficiary through its power to direct activities that most significantly impact SAS52’s economic performance and its exposure to significant variable interests, including funding obligations, priority return rights, and revenue-based service fees.

As of September 30, 2025 and December 31, 2024, total consolidated assets and liabilities of the Company’s consolidated VIEs, Impossible Math, LLC (“Impossible Math”) and SAS52, were as follows (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Total current assets	$796	$252
Total non-current assets	21,307	20,450
Total assets	$22,103	$20,702

Total current liabilities	$1,147	$225
Total non-current liabilities	3,751	126
Total liabilities	$4,898	$351

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2025 and December 31, 2024, the bank balance exceeded the federally insured limit by $1,454 thousand and $3,242 thousand, respectively.

A major customer is considered to be one that comprises more than 10% of the Company’s accounts receivable or annual revenues.

For the three months ended September 30, 2025, the Company had two customers that individually comprised greater than 10% of revenue, representing 68.8% and 29.3%, respectively. For the three months ended September 30, 2024, the Company had one customer that individually comprised greater than 10% of revenue, representing 70.2%.

For the nine months ended September 30, 2025, the Company had three customers that individually comprised greater than 10% of revenue, representing 58.0%, 15.3%, and 12.1%, respectively. For the nine months ended September 30, 2024, the Company had two customers that each individually comprised greater than 10% of revenue, representing 63.8% and 10.3%, respectively.

As of September 30, 2025, two customers accounted for a total of 79.8% of the Company’s accounts receivable balance, or 45.9% and 33.9%, respectively. As of December 31, 2024, three customers accounted for a total of 90.5% of the accounts receivable balance or 43.2%, 30.2%, and 17.1%, respectively.

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

Under these arrangements, the Company’s performance obligation is a license that provides the licensee the right to use the Company’s functional intellectual property rights, or uploaded marketing advertisements, as it exists at a point in time. Merchandise revenue is generated from online store and wholesale sales of The Chosen and 5&2 branded physical media products, and merchandise.

The Company contracts with third parties to fulfill orders and also utilizes third-party distributors to sell merchandise to retailers. Other revenue consists of ticket revenues and fixed sponsor fees for events and experiences related to The Chosen and 5&2. Revenue from event promotion or production is recognized when the event occurs.

Production services revenue is earned by providing production services on a work-for-hire basis for the development, production, and delivery of the production project.

The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Licensed content	$2,661	$3,369	$66,925	$29,088
Merchandise	5,663	4,884	15,548	21,770
Other	—	2,261	100	2,261
Licensed content and merchandise revenues	$8,324	$10,514	$82,573	$53,119
Production services revenues	97,803	24,743	173,925	93,615
Total revenues	$106,127	$35,257	$256,498	$146,734

The following table presents revenue recognized for goods transferred at a point in time and services transferred over time on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Point in time	$8,324	$10,514	$82,573	$53,119
Over time	97,803	24,743	173,925	93,615
Total revenues	$106,127	$35,257	$256,498	$146,734

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

As of September 30, 2025, the aggregate consideration of the Company’s revenue arrangement allocated to remaining performance obligations in the Company’s arrangements was approximately $166,959 thousand, which relates to the allocated fixed and variable consideration for the Company’s remaining production services performance obligations to develop, produce and deliver the rights and completed content of the sixth and seventh seasons of The Chosen under the CAS Transaction. The Company expects to recognize the revenue from these remaining partially satisfied and unsatisfied performance obligations over one to three years.

Contract Assets and Liabilities

Contract assets are recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration, and that right is conditioned upon something other than the passage of time. The Company did not have any contract assets from arrangements with customers as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, total deferred revenue was $28,471 thousand and $62,112 thousand, respectively, which primarily relates to the deferred amounts for production services in progress for Season 6 and the Company’s obligations to perform production services for Season 7 of the Series. Revenue recognized during the three and nine months ended September 30, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $19 thousand and $61,814 thousand, respectively. Revenue recognized during the three and nine months ended September 30, 2024, from amounts included in total deferred revenue as of December 31, 2023 was $242 thousand and $1,142 thousand, respectively.

Note 3 – Earnings (loss) per share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to participating securities with rights to earnings that would otherwise have been available to common stockholders. Except with respect to the number of votes per share, Series A Common Stock and Series B Common Stock have the same rights and preferences, including equal rights to participation in the dividends and other distributions of the Company. Accordingly, basic and diluted earnings per share is the same for both classes and EPS for the nine months ended September 30, 2025, have been presented as a single class of common stock.

As of September 30, 2025, the Company does not have any potentially dilutive instruments outstanding.

Note 4 – Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Raw materials	$175	$175
Finished goods	5,251	5,745
Inventory reserve	(140)	(62)
Inventory	$5,286	$5,858

Property and Equipment

Property and Equipment and accumulated depreciation consisted of the following (in thousands):

	As of
	September 30,	December 31,	Estimated
	2025	2024	Useful Lives

	(in thousands)		(in years)
Land	$90	$90
Capitalized software and IT systems	892	668	3
Buildings and improvements	52,782	51,078	2 – 30
Equipment	564	519	3 – 15
Furniture and fixtures	225	130	5
Vehicles	476	476	8
Construction in process	1,034	25
Property and equipment, gross	56,063	52,986
Accumulated depreciation	(30,993)	(24,555)
Property and equipment, net	$25,070	$28,431

No impairment of property and equipment was recorded during the nine months ended September 30, 2025 or the year ended December 31, 2024. Depreciation of property and equipment was $1,465 thousand and $2,610 thousand for the three months ended September 30, 2025 and 2024, respectively. Depreciation of property and equipment was $6,438 thousand and $9,009 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Film Costs

Film costs consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Released and completed film costs	$2,469	$2,469
Not released, in production film costs	18,308	14,680
In development or preproduction film costs	—	153
Film costs, gross	20,777	17,302
Accumulated amortization and impairments	(12,966)	(569)
Film costs, net	$7,811	$16,733

There was no amortization expense for film costs for the three months ended September 30, 2025, and 2024. Amortization expense for film costs for the nine months ended September 30, 2025 and 2024 was $1,901 and $14,553 thousand, respectively.

There are no future aggregate amounts of amortization expense expected to be recognized over the next five years related to released and completed film costs as of September 30, 2025.

As a result of revised ultimate revenue forecasts and a change in distribution strategy for certain content, the Company recognized an impairment of film costs of $— and $10,496 thousand for the three and nine months ended September 30, 2025, respectively. There were no amounts recorded related to impairment of film costs for the three and nine months ended September 30, 2024. Impairments of film costs are recorded in Impairment of film costs on the Company’s Condensed Consolidated Statements of Operations.

Leases

The Company has operating leases for certain Company offices and other facilities related to film production. The leases expire at various dates through 2036 and provide for renewal options ranging from one month to four terms of ten-years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. There were no finance leases as of September 30, 2025 and December 31, 2024.

The Company’s operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Operating right of use assets (1)	$4,459	$984

Operating short-term lease liabilities (2)	$546	$659
Operating long-term lease liabilities (3)	3,809	211
Total operating lease liabilities	$4,355	$870
(1)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Current portion of lease liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease costs
Operating lease cost	$282	$134	$759	$402
Variable and short-term lease cost	8,489	463	11,175	1,542
Total lease cost	$8,771	$597	$11,934	$1,944

Cash paid during the period for amounts included in the measurement of lease liabilities consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Operating cash flows for amounts included in the measurement of operating lease liabilities	$748	$373

Right-of-use assets obtained in exchange for operating lease obligations	$4,096	$79

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	10.35 years	1.40 years
Weighted average discount rate:
Operating leases	6.37%	6.59%

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating Leases
Remainder of 2025	$282
2026	674
2027	527
2028	500
2029	500
Thereafter	3,459
Total lease payments	5,942
Imputed interest	(1,587)
Total lease liability	$4,355

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024

Royalties, residuals, and participation fees	$25,245	$4,745
Accrued compensation	6,275	61
Income tax payable	3,538	3,123
Returns allowance	2,137	1,858
Accrued inventory purchases	836	167
Credit card liabilities	397	268
Other	3,659	551
Accrued expenses and other current liabilities	$42,087	$10,773

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

Note 6 - Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Deferred provision (benefit) for income taxes	$8,702	$(15,697)	$5,508	$(17,244)
Current provision (benefit) for income taxes	(810)	15,338	5,340	18,969
Provision (benefit) for income taxes	$7,892	$(359)	$10,848	$1,725
Effective tax rate	27%	13%	27%	(32)%

The effective tax rate for the three and nine months ended September 30, 2025 differed from the Federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”), executive compensation, and state income taxes, net of federal income tax effect.

The effective tax rates for the three months and nine months ended September 30, 2024 differed from the federal statutory rate primarily due to the impact from the net loss attributable to noncontrolling interest (“NCI”), non-deductible interest expense, and foreign withholding taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes significant changes to U.S. tax law, including modifications to making bonus depreciation permanent, enabling domestic research cost expensing, and adjusting the business interest expense limitation. The OBBBA did not have a material impact on the Company’s financial statements.

Note 7 – Employee Benefits

Defined Contribution Retirement

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. During the three months ended September 30, 2025, and 2024, the Company contributions to the plan amounted to $159 thousand and $124 thousand, respectively. During the nine months ended September 30, 2025, and 2024, the Company contributions to the plan amounted to $514 thousand and $389 thousand, respectively.

Phantom Stock Compensation Plans

During the year ended December 31, 2024, 5&2 authorized three incentive plans (collectively the “Phantom Unit Plans”) aimed at driving the Company’s success by motivating key contributors. Each plan grants awards in the form of “Phantom Units,” which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the distribution rights of Series B common shares in a qualifying sale event. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent to those of Series B common stock in addition to the right to cash payment contingent upon a qualifying sale event.

The following table presents Phantom Units authorized, as well as granted and outstanding under each plan as of September 30, 2025:

Phantom Units
Authorized	2,930,000

Outstanding as of December 31, 2024	2,178,000
Granted	482,000
Forfeited	151,000
Outstanding as of September 30, 2025	2,509,000

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

The awards are liability-classified as they may only be settled in cash and are therefore subject to remeasurement based on changes in the estimated fair value of the Phantom Units at each reporting date through date of settlement. The fair value of the units was determined by considering a number of objective and subjective factors, including the following: the Company’s operating and financial forecasts with consideration to the valuation of comparable companies, the discount for lack of marketability of common stock, and other general and industry specific economic factors. As all Phantom Units are contingent upon the performance vesting condition of a qualifying sale, expense is only recognized once the event becomes probable, which shall be upon the occurrence of the qualifying sale event. Therefore, as the qualifying sale event is not considered probable, no expense has been recognized for these awards. As such, no compensation expense or liability was recognized as of September 30, 2025, related to these awards.

Note 8 - Related Party Transactions

The Company has entered into various agreements with an executive and their immediate family member to write various books related to the Series. The executive receives a percentage of sales for each book. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $284 thousand and $14 thousand during the three months ended September 30, 2025, and 2024, respectively. The Company recognized expenses from transactions with related parties for writer fees and book royalties of $307 thousand and $67 thousand during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there were related party liability balances of $2 thousand and $1 thousand, respectively.

Note 9 - Commitments and Contingencies

Commitments

The Company does not have any contractual commitments outside those addressed below.

Refer to Note 4 Balance Sheet Components for information related to the Company’s contractual commitments for leasing arrangements.

Contingencies

Phantom Stock Compensation Plans

The Phantom Units granted and outstanding in the Company’s Phantom Stock Compensation Plans are liability-classified awards that may only be settled in cash and are remeasured to fair value through the date of settlement. Cash payment pursuant to the Phantom Units and the associated compensation expense related to these awards are only incurred in the event of a qualifying sale event, and as such, no expense or liability has been recognized as of September 30, 2025. The estimated contingent liability and unrecognized compensation expense related to the outstanding units was $32,288 thousand and $27,325 thousand as of September 30, 2025, and December 31, 2024, respectively.

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

During the three months ended September 30, 2025, the Company received $5,761 thousand from Angel and the Company deposited $2,766 thousand, representing the Company’s share of such PIF funds, into a third-party administered escrow account.

The net gain resulting from the Settlement of $2,995 thousand is recorded in Other operating income, net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

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

Film Cost Incentives

The Company has access to various governmental programs that are designed to promote content production within the State of New Mexico. As of September 30, 2025, and December 31, 2024, the Company had received $2,723 thousand and $— in incentives, respectively. The Company recognizes these benefits when there is reasonable assurance regarding the realizable amount of the incentive.

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

The financial results of the Company’s segments for the three and nine months ended September 30, 2025, were as follows (in thousands):

For the Three Months Ended September 30, 2025
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$956	$1,705	$5,663	$—	$—	$8,324
Production services revenues	—	—	—	—	97,803	97,803
Total revenues	956	1,705	5,663	—	97,803	106,127

Cost of revenues - direct	—	—	3,292	—	59,714	63,006
Royalties, residuals and participation fees	779	1,319	866	—	—	2,964
Distribution & marketing - direct	—	—	566	—	—	566
Other segment items	—	—	600	—	776	1,376
Segment adjusted operating income	$177	$386	$339	$—	$37,313	$38,215
Corporate and unallocated operating expenses						(6,910)
Nonrecurring operating expenses						(3,306)
Amortization and impairment of film costs						—
Depreciation and amortization						(1,465)
Gain on sale of assets						—
Other operating income, net						2,995
Interest income						166
Interest expense						—
Other income, net						69
Benefit (provision) for income taxes						(7,892)
Net income						$21,872

For the Nine Months Ended September 30, 2025
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$25,589	$41,336	$15,548	$100	$—	$82,573
Production services revenues	—	—	—	—	173,925	173,925
Total revenues	25,589	41,336	15,548	100	173,925	256,498

Cost of revenues - direct	—	—	10,699	—	96,361	107,060
Royalties, residuals and participation fees	23,214	32,788	2,539	—	—	58,541
Distribution & marketing - direct	—	—	2,507	—	—	2,507
Other segment items	—	—	1,803	—	2,292	4,095
Segment adjusted operating income (loss)	$2,375	$8,548	$(2,000)	$100	$75,272	$84,295
Corporate and unallocated operating expenses						(20,584)
Nonrecurring operating expenses						(8,554)
Amortization and impairment of film costs						(12,397)
Depreciation and amortization						(6,438)
Gain on sale of assets						—
Other operating income, net						2,995
Interest income						454
Interest expense						—
Other income, net						110
Benefit (provision) for income taxes						(10,848)
Net income						$29,033

The financial results of the Company’s segments for the three and nine months ended September 30, 2024 were as follows (in thousands):

For the Three Months Ended September 30, 2024
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$(406)	$3,775	$4,884	$2,261	$—	$10,514
Production services revenues	—	—	—	—	24,743	24,743
Total revenues	(406)	3,775	4,884	2,261	24,743	35,257

Cost of revenues - direct	—	—	3,373	3,691	13,526	20,590
Royalties, residuals and participation fees	856	2,614	468	—	—	3,938
Distribution & marketing - direct	—	—	776	—	—	776
Other segment items	—	—	373	—	805	1,178
Segment adjusted operating income (loss)	$(1,262)	$1,161	$(106)	$(1,430)	$10,412	$8,775
Corporate and unallocated operating expenses						(4,411)
Nonrecurring operating expenses						(3,607)
Amortization of film costs						—
Depreciation and amortization						(3,552)
Gain on sale of assets						192
Interest income						155
Interest expense						(2)
Other income, net						(227)
Benefit (provision) for income taxes						359
Net (loss)						$(2,318)

For the Nine Months Ended September 30, 2024
(in thousands)
	Theatrical	Television & Streaming	Merchandise	Events/Other	Production Services	Total
Total revenues:
Licensed content and merchandise revenues	$15,363	$12,066	$21,770	$3,920	$—	$53,119
Production services revenues	—	—	—	—	93,615	93,615
Total revenues	15,363	12,066	21,770	3,920	93,615	146,734

Cost of revenues - direct	—	—	12,715	3,691	53,630	70,036
Royalties, residuals and participation fees	8,094	2,741	1,339	—	—	12,174
Distribution & marketing - direct	7,438	—	3,078	—	—	10,516
Other segment items	—	—	1,114	—	1,922	3,036
Segment adjusted operating income (loss)	$(169)	$9,325	$3,524	$229	$38,063	$50,972
Corporate and unallocated operating expenses						(24,774)
Nonrecurring operating expenses						(15,627)
Amortization of film costs						(14,553)
Depreciation and amortization						(9,955)
Gain on sale of assets						13,214
Interest income						525
Interest expense						(5,434)
Other income, net						216
Benefit (provision) for income taxes						(1,725)
Net (loss)						$(7,141)

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

Note 11 - Subsequent Events

Management has evaluated events and transactions for potential recognition or disclosure through November 14, 2025, the date the condensed consolidated financial statements were available to be issued. The Company concluded that there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

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

Results of Operations

Overview

The Company is an entertainment company, which develops, produces, and licenses for distribution, domestically and internationally, an episodic television series entitled The Chosen (or “the Series”) and other production projects. The Company collaborates with partners to market, source, curate and distribute the Series to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Prime Video, and other streaming platforms, as well as (ii) physical media, including DVD and Blu-ray Discs, (iii) linear television, (iv) theatrical distribution of certain episodes or other content, (v) books, and (vi) merchandise. In September 2024, the Company announced a number of new productions, including a series based on the life of Moses, a series based on the life of Joseph called Joseph of Egypt (“Joseph”), a series based on the book of Acts, an animated series based on The Chosen called The Chosen Adventures, and an unscripted show featuring The Chosen cast and adventure enthusiast Bear Grylls called The Chosen in the Wild.

The Company’s revenue model primarily includes production services related to the Series and Joseph, royalties received from the licensing of The Chosen, as well as online store and wholesale sales of The Chosen and Company branded physical media products, and merchandise. Our marketing efforts include limited and strategically focused distribution and marketing campaigns through targeted TV, streaming, and social media campaigns.

The Company operates in five business segments: Theatrical, Television and Streaming, Merchandise, Events/Other, and Production Services. Business Segments are organized based on the nature of the products and services offered.

Theatrical

The Theatrical segment focuses on the periodic theatrical exhibition of the Series as well as other original content. The Company theatrically released Season 5 in three parts, with part one (episodes 1 and 2) released in March 2025, and parts two (episodes 3, 4, 5) and three (episodes 6, 7, 8) released in April 2025. The Company also released, theatrically, the 2021 film “Christmas with the Chosen: The Messengers” and the 2023 film “Christmas with the Chosen: Holy Night.” In 2023, with the release of Season 3, The Chosen became one of the only episodic television series to release episodes theatrically. The Company debuted Season 3 with a theatrical release of episodes 1 and 2 and later concluded the season with a theatrical release of episodes 7 and 8. In 2024, with the release of Season 4, The Chosen again set precedent by being one of the only episodic television shows to release all eight episodes theatrically. The Theatrical segment includes activities such as managing relationships with distribution partners and exhibitors, marketing theatrical events, and ensuring broad distribution of content to as many theaters as possible. Theatrical releases are not only viewed as revenue generating activities, but also as marketing opportunities and brand awareness events.

Television & Streaming

The Television & Streaming segment engages primarily in the distribution, licensing, exhibition, and marketing of the Series, The Chosen in the Wild, and other content to television networks and streaming platforms. Activities for this segment include negotiating and approving domestic and international licensing deals with various television networks and streaming platforms and managing the delivery of content assets to those licensees.

Merchandise

The Merchandise segment specializes in the design, manufacture, and sale of branded merchandise. This includes products such as clothing, toys, collectibles, and other consumer goods related to the Company’s entertainment properties. Also included in the Merchandise segment is the physical production, distribution, and sale of DVDs and Blu-Ray discs. Merchandise, or “gifts” as the Company refers to them with its audience, are critical to its strategy of engaging with its audience and providing fans a way to share the Series and other content with those around them.

Events/Other

The Events/Other segment organizes and manages live events, exhibitions, and other entertainment-related activities. For example, in 2023 and 2024, the Company hosted thousands of fans at a live event branded as “ChosenCon,” and the Company has announced ChosenCon 2026. This segment also includes other ancillary revenue streams not attributable to one of the other identified segments, such as sponsorships and Pay-it-Forward (“PIF”) revenues.

Production Services

The Production Services segment provides television and film production services for third-party customers. This includes offering expertise to produce films, TV shows, commercials, and other media content.

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024

The following summary of our condensed consolidated results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements, and related notes, included herein.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues
Licensed content and merchandise revenues	$8,324	$10,514	$(2,190)	(21)%	$82,573	$53,119	$29,454	55%
Production services revenues	97,803	24,743	73,060	295%	173,925	93,615	80,310	86%
Total revenues	106,127	35,257	70,870	201%	256,498	146,734	109,764	75%

Cost of licensed content and merchandise revenues	6,256	10,982	(4,726)	(43)%	69,240	28,580	40,660	142%
Cost of production services revenues	59,714	13,547	46,167	341%	96,361	53,630	42,731	80%
Distribution and marketing	1,730	2,572	(842)	(33)%	6,253	25,202	(18,949)	(75)%
Amortization of film costs	—	—	—	0%	1,901	14,553	(12,652)	(87)%
Impairment of film costs	—	—	—	0%	10,496	—	10,496	100%
Depreciation and amortization	1,465	3,552	(2,087)	(59)%	6,438	9,955	(3,517)	(35)%
General and administrative	10,428	7,399	3,029	41%	29,487	28,751	736	3%
Operating expenses	79,593	38,052	41,541	109%	220,176	160,671	59,505	37%
Gain on sale of assets	—	192	(192)	(100)%	—	13,214	(13,214)	(100)%
Other operating income, net	2,995	—	2,995	100%	2,995	—	2,995	100%
Net operating income (loss)	29,529	(2,603)	32,132	1,234%	39,317	(723)	40,040	5,538%
Interest income	166	155	11	7%	454	525	(71)	(14)%
Interest expense	—	(2)	2	100%	—	(5,434)	5,434	100%
Other income (expense), net	69	(227)	296	130%	110	216	(106)	(49)%
Net income (loss) before income taxes	29,764	(2,677)	32,441	1,212%	39,881	(5,416)	45,297	836%
Benefit (provision) for income taxes	(7,892)	359	(8,251)	(2,298)%	(10,848)	(1,725)	(9,123)	529%
Net income (loss)	$21,872	$(2,318)	$24,190	1,044%	$29,033	$(7,141)	$36,174	507%

Licensed Content and Merchandise Revenues

Licensed content and merchandise revenues include payments received, principally via royalties, from licensing agreements and sales of merchandise. Licensed content and merchandise revenues for the three months ended September 30, 2025 decreased $2,190 thousand, or 21%, as compared to the three months ended September 30, 2024, primarily due to a decrease of other revenue of $2,261 thousand due to ChosenCon being hosted in September 2024 but not in 2025.

Licensed content and merchandise revenues for the nine months ended September 30, 2025 increased $29,454 thousand, or 55%, as compared to the nine months ended September 30, 2024, primarily due to an increase of program licensing revenue of $37,837 thousand relating to a new exclusive distribution deal entered into by the Company in February 2025, as well as the release of Season 5 of the Series and The Chosen in the Wild being made available during the nine months ended September 30, 2025, offset by a decrease of merchandise revenue of $6,222 thousand relating to lower 5&2 Day sales in May 2025 and lower Season 5 DVD sales compared to Season 4.

Production Services Revenues

Production services revenues are generated by providing production services on a work-for-hire basis to third-party customers, primarily for the development, production, and delivery of the remaining seasons of the Series and for Joseph. Production services revenues for the three months ended September 30, 2025 increased $73,060 thousand, or 295%, as compared to the three months ended September 30, 2024, primarily due to an increase of film production revenue of $47,786 thousand relating to the timing of film production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025, in addition to an increase of $25,274 thousand relating to a higher transaction price allocated to Season 6 compared to Season 5.

Production services revenue for the nine months ended September 30, 2025 increased $80,310, or 86%, as compared to the nine months ended September 30, 2024, primarily due to an increase of $41,285 thousand relating to the timing of film production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025, in addition to an increase of $39,022 thousand relating to a higher transaction price allocated to Season 6 compared to Season 5.

Cost of Licensed Content and Merchandise Revenues

Cost of licensed content and merchandise revenues primarily includes the costs of royalties due to third parties, cost of products, third-party expenses to fulfill third-party merchandise sales orders, costs associated with events related to The Chosen and the Company, and participation and residual costs owed to writers, producers, actors and other film participants. Cost of licensed content and merchandise revenues for the three months ended September 30, 2025 decreased $4,726 thousand, or 43%, as compared to the three months ended September 30, 2024, primarily due to a decrease in other costs of revenues of $3,691 thousand related to ChosenCon, which occurred in September 2024 but not 2025, and a decrease of residual costs of $827 thousand due to a timing difference in theatrical residuals between Seasons 4 and 5.

Cost of licensed content and merchandise revenues for the nine months ended September 30, 2025 increased $40,660 thousand, or 142%, as compared to the nine months ended September 30, 2024, primarily due to an increase of royalties of $45,999 thousand relating to increased license revenues during the nine months ended September 30, 2025. This was partially offset by a decrease in other costs of revenues of $3,691 thousand due to ChosenCon occurring in September 2024 but not 2025.

Cost of Production Services Revenues

Cost of production services revenues is associated with providing production services on a work-for-hire basis, focusing on the development, production, and delivery of the remaining seasons of the Series and Joseph.

For the three months ended September 30, 2025, the costs of production services revenue increased $46,167 thousand, or 341%, as compared to the three months ended September 30, 2024, primarily due to the timing of film production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025.

Cost of production services revenues for the nine months ended September 30, 2025 increased $42,731 thousand, or 80%, as compared to the nine months ended September 30, 2024, primarily due to the timing of film production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025.

Distribution and Marketing

Distribution and marketing include costs to promote content and primarily includes marketing on social and digital platforms as well as costs for producing marketing and managing the exploitation of the licensed content for both domestic and international audiences. This primarily includes marketing on social and digital platforms as well as creative costs for producing marketing.

Distribution and marketing expense for the three months ended September 30, 2025 decreased $842 thousand, or 33%, as compared to the three months ended September 30, 2024. The decrease is primarily attributable to a decrease in non-reimbursable marketing expenses, primarily related to marketing for ChosenCon, which occurred in September 2024 but not 2025.

Distribution and marketing expense for the nine months ended September 30, 2025 decreased $18,949 thousand, or 75%, as compared to the nine months ended September 30, 2024, primarily due to an increase in marketing reimbursement of $9,809 thousand from CAS for qualifying marketing costs incurred by the Company, related to the Series. The remaining decrease of $7,422 thousand relates to a decrease in media spend in 2025.

Amortization of Film Costs

Costs of producing owned content are amortized using the individual-film-forecast method, based on the ratio of the current period’s revenues to the Company’s estimated ultimate revenue.

There was no amortization of film costs for the three months ended September 30, 2025, and 2024.

Amortization of film costs for the nine months ended September 30, 2025 decreased $12,652 thousand, or 87%, as compared to the nine months ended September 30, 2024, primarily as a result of the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction, offset by the full amortization of the remaining capitalized costs associated with Jonathan and Jesus of $1,901 thousand during the three months ended March 31, 2025.

Impairment of Film Costs

There was no impairment of film costs for three months ended September 30, 2025, and 2024.

Impairment of film costs for the nine months ended September 30, 2025 increased $10,496 thousand, as compared to the nine months ended September 30, 2024, due to the recognition of an impairment loss during the nine months ended September 30, 2025, as a result of revised ultimate revenue forecasts and a change in distribution strategy for a not yet released film project.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2025 decreased $2,087 thousand, or 59%, as compared to the three months ended September 30, 2024, primarily due to the extension of leasehold improvement asset lives in conjunction with the amended film campus property lease.

Depreciation and amortization for the nine months ended September 30, 2025 decreased $3,517 thousand, or 35%, as compared to the nine months ended September 30, 2024, primarily due to the extension of leasehold improvement estimated useful lives in conjunction with the amended film campus property lease.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 increased $3,029 thousand, or 41%, as compared to the three months ended September 30, 2024, primarily due to an increase of legal, accounting, and professional fees of $2,011 thousand, and an increase in payroll spend of $1,192 thousand due to an increase in headcount.

General and administrative expenses for the nine months ended September 30, 2025 increased $736 thousand, or 3%, as compared to the nine months ended September 30, 2024, primarily due to $3,975 thousand of increased payroll spend, primarily associated with an increase in headcount and one-time costs in 2025 of the contract renewal for the Company’s Chief Creative Officer. This was partially offset by a $2,792 thousand decrease in technology spend resulting from non-recurring application maintenance spend in 2024 related to the Chosen App, which was sold in September 2024, and a $409 thousand decrease in legal expenses resulting from higher 2024 legal, accounting, and professional services fees attributed to the Angel Studios, Inc. (“Angel”) arbitration and other corporate matters.

Gain on Sale of Assets

There was no gain on the sale of assets for the three and nine months ended September 30, 2025. Gain on sale of assets for the three and nine months ended September 30, 2024 was related to the sale of The Chosen IP as a result of the CAS Transaction.

Other Operating Income, Net

There was no other operating income for the three and nine months ended September 30, 2024. Other operating income for the three and nine months ended September 30, 2025 reflects net proceeds from the settlement agreement with Angel.

Income Taxes

Income tax provision (benefit) for the three months ended September 30, 2025 increased $8,251 thousand or 2,298%, as compared to three months ended September 30, 2024, primarily due to the increase in the Company’s net income before income taxes.

Income tax provision (benefit) for the nine months ended September 30, 2025 increased $9,123 thousand, or 529% as compared to the nine months ended September 30, 2024, primarily due to the increase in the Company’s net income before income taxes.

The effective tax rate for the three months ended September 30, 2025 increased 14%, as compared to the three months ended September 30, 2024, primarily due to the impact of the non-controlling interest loss in the prior period.

The effective tax rate for the nine months ended September 30, 2025 increased 59%, as compared to the nine months ended September 30, 2024, primarily due to the impact of the increase in the net income before income taxes in the current period.

Liquidity and Capital Resource

Comparison of September 30, 2025 and December 31, 2024

	As of
	September 30,	December 31,
	2025	2024	Change

	(in thousands)
Cash and cash equivalents	$10,506	$6,466	$4,040
Lease liabilities	4,355	870	3,485

The Company’s primary sources of liquidity are from cash flows generated from operations.

The Company’s primary uses of cash generally relate to film costs associated with the production of content. Primary sources of cash are related to production services and licensed content revenues. The increase in cash and cash equivalents was primarily due to a $22,250 thousand milestone payment received by the Company from CAS upon completion and delivery of Season 5 of the Series and milestone payments received for the sale of the Chosen App, primarily offset by the net funding of production related to Joseph of $17,958 thousand.

The Company believes its existing cash and expected cash flows from operations will be sufficient to meet its working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Comparison of the Nine Months Ended September 30, 2025 and, September 30, 2024

Cash flow activities were as follows for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Net cash flows provided by (used in) operating activities	$7,129	$(47,207)	$54,336
Net cash flows (used in) investing activities	(3,089)	(7,462)	4,373
Net cash flows provided by financing activities	—	11,684	(11,684)

Operating activities

Net cash flows provided by and used in operating activities was $7,129 thousand and $47,207 thousand for the nine months ended September 30, 2025, and 2024, respectively. The increase of net cash flows provided by operating activities of $54,336 thousand was primarily driven by an increase of $36,174 thousand in net income and an increase of $14,274 thousand relating to accrued expenses and other accrued liabilities.

Investing activities

Net cash flows used in investing activities was $3,089 thousand and $7,462 thousand for the nine months ended September 30, 2025, and 2024, respectively. The decrease of net cash flows used in investing activities of $4,373 thousand was primarily driven by the decrease in acquisition of property and equipment.

Financing activities

There was no financing activity for the nine months ended September 30, 2025. The financing activities of $11,684 thousand for the nine months ended September 30, 2024 included proceeds from the issuance of debt of $11,684 thousand.

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

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024

Segment revenues were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Theatrical	$956	$(406)	$1,362	$25,589	$15,363	$10,226
Television & Streaming	1,705	3,775	(2,070)	41,336	12,066	29,270
Merchandise	5,663	4,884	779	15,548	21,770	(6,222)
Events/Other	—	2,261	(2,261)	100	3,920	(3,820)
Production Services	97,803	24,743	73,060	173,925	93,615	80,310
Total Revenues	$106,127	$35,257	$70,870	$256,498	$146,734	$109,764

Segment adjusted operating incomes were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)			(in thousands)
Theatrical	$177	$(1,262)	$1,439	$2,375	$(169)	$2,544
Television & Streaming	386	1,161	(775)	8,548	9,325	(777)
Merchandise	339	(106)	445	(2,000)	3,524	(5,524)
Events/Other	—	(1,430)	1,430	100	229	(129)
Production Services	37,313	10,412	26,901	75,272	38,063	37,209
Total segment adjusted operating income	$38,215	$8,775	$29,440	$84,295	$50,972	$33,323

Theatrical

Theatrical revenues for the three months ended September 30, 2025, and 2024 were $956 thousand and $(406) thousand, respectively. Theatrical revenue increased $1,362 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the timing of the Season 5 theatrical release as compared to the timing of the Season 4 theatrical release in the prior year. Season 5 released on March 28, 2025, and extended into the second and third quarter of 2025 whereas the Season 4 theatrical release was primarily in the first quarter of 2024.

Theatrical segment adjusted operating income and (loss) for the three months ended September 30, 2025, and 2024 were $177 thousand and $(1,262) thousand, respectively. Theatrical segment adjusted operating income increased $1,439 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to increased theatrical revenues because of the timing of the Season 5 theatrical release as compared to the timing of the Season 4 theatrical release in the prior year. This was partially offset by an associated increase in royalties and residuals associated with the theatrical release of Season 5 compared to Season 4 owed following the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction in June 2024.

Theatrical revenues for the nine months ended September 30, 2025, and 2024 were $25,589 thousand and $15,363 thousand, respectively. Theatrical revenue increased $10,226 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the growth of the theatrical release of Season 5 compared to Season 4.

Theatrical segment adjusted operating income and (loss) for the nine months ended September 30, 2025, and 2024 were $2,375 thousand and $(169) thousand, respectively. Theatrical segment adjusted operating income increased $2,544 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to increased revenues of $10,226 of the theatrical release of Season 5 compared to Season 4 as well as a decrease in direct distribution and marketing expenses of $7,438 thousand due to marketing reimbursements from CAS for qualifying marketing costs related to the Series. This was partially offset by an associated increase in royalties and residuals of $15,120 thousand from the theatrical release of Season 5 compared to Season 4, payable following the Company’s sale of the commercial right to the Series pursuant to the CAS Transaction in June 2024.

Television & Streaming

Television & Streaming revenues for the three months ended September 30, 2025, and 2024 were $1,705 thousand and $3,775 thousand, respectively. Television & Streaming revenues decreased $2,070 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a higher volume of licensing deals entered in the three months ended September 30, 2024, as compared to the three months ended September 30, 2025, as a result of new exclusive distribution deal entered into by the Company in February 2025, with The Chosen in the Wild being made available during the three months ended September 30, 2025.

Television & Streaming segment adjusted operating income for the three months ended September 30, 2025 and 2024 were $386 thousand and $1,161 thousand, respectively. Television & Streaming segment adjusted operating income decreased $775 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by lower revenues, reflecting the absence of distribution arrangements entered in the three months ended September 30, 2025, as compared to those entered during the same period in 2024. This was partially offset by an associated decrease in royalties and residuals of $1,295 thousand from September 30, 2025, compared to September 30, 2024, due to the decrease in revenue.

Television & Streaming revenues for the nine months ended September 30, 2025, and 2024 were $41,336 thousand and $12,066 thousand, respectively. Television & Streaming revenues increased $29,270 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a new exclusive distribution deal entered into by the Company in February 2025, as well as the release of Season 5 and The Chosen in the Wild being made available during the nine months ended September 30, 2025.

Television & Streaming segment adjusted operating income for the nine months ended September 30, 2025, and 2024 were $8,548 thousand and $9,325 thousand, respectively. Television & Streaming segment adjusted operating income decreased $777 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase of $30,047 thousand in royalties and residuals owed following the Company’s sale of the commercial right to the Series and IP pursuant to the CAS Transaction in June 2024. This was partially offset by the increase in Television & Streaming revenues of $29,270 thousand for the nine months ended September 30, 2025 and 2024, primarily due to a new exclusive distribution deal entered into by the Company in February 2025, as well as the release of Season 5 and The Chosen in the Wild being made available during the nine months ended September 30, 2025.

Merchandise

Merchandise revenues for the three months ended September 30, 2025, and 2024 were $5,663 thousand and $4,884 thousand, respectively. Merchandise revenue increased $779 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the wholesale DVD release of Season 5 in the three months ended September 30, 2025 compared to Season 4’s wholesale DVD release, which was in the second quarter of 2024.

Merchandise segment adjusted operating income and (loss) for the three months ended September 30, 2025, and 2024, were $339 thousand and $(106) thousand, respectively. Merchandise segment adjusted operating income increased $445 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the wholesale DVD release of Season 5 in the three months ended September 30, 2025 compared to Season 4 in the three months ended September 30, 2024. This was partially offset by a $398 thousand increase in royalties and residuals for the three months ended September 30, 2025, compared to September 30, 2024, due to the increase in revenue.

Merchandise revenues for the nine months ended September 30, 2025, and 2024 were $15,548 thousand and $21,770 thousand, respectively. Merchandise revenue decreased $6,222 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to lower 5&2 Day sales in May 2025 and a decrease of Season 5 DVD sales compared to Season 4 DVD sales.

Merchandise segment adjusted operating (loss) and income for the nine months ended September 30, 2025 and 2024 were $(2,000) thousand and $3,524 thousand, respectively. Merchandise segment adjusted operating income decreased $5,524 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to lower 5&2 Day sales in May 2025 and a decrease of Season 5 DVD sales compared to Season 4 DVD sales. This was partially offset by $2,016 thousand in lower costs of merchandise revenues for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Events/Other

Events/Other revenues for the three months ended September 30, 2025, and 2024 were $— thousand and $2,261 thousand, respectively. Events/Other revenue decreased $2,261 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to ChosenCon being hosted in September 2024 but not in 2025.

Events/Other segment adjusted operating income and (loss) for the three months ended September 30, 2025, and 2024 were $— thousand and $(1,430) thousand, respectively. Events/Other segment adjusted operating income increased $1,430 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the absence of

ChosenCon in 2025. ChosenCon, which was held in September 2024, was a loss-generating event and therefore its exclusion in 2025 resulted in higher segment adjusted operating income.

Events/Other revenues for the nine months ended September 30, 2025, and 2024 were $100 thousand and $3,920 thousand, respectively. Events/Other revenue decreased $3,820 thousand for the three months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by the absence of ChosenCon in 2025 as compared to 2024 and the conclusion of PIF revenue in September 2024.

Events/Other segment adjusted operating income for the nine months ended September 30, 2025, and 2024 were $100 thousand and $229 thousand, respectively. Events/Other segment adjusted operating income decreased $129 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by the absence of ChosenCon in 2025 as compared to 2024, resulting in both lower revenue and related cost of revenues due to the absence of event-related costs, as well as the conclusion of PIF revenue in September 2024.

Production Services

Production Services revenues for the three months ended September 30, 2025, and 2024 were $97,803 thousand and $24,743 thousand, respectively. Production Services revenue increased $73,060 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase of $47,786 thousand relating to the timing of film production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025, in addition to an increase of $25,274 thousand relating to a higher transaction price allocated to Season 6 compared to Season 5.

Production Services adjusted operating income for the three months ended September 30, 2025, and 2024 were $37,313 thousand and $10,412 thousand, respectively. Production Services segment adjusted operating income increased $26,901 thousand for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to the timing of filming production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025.

Production Services revenues for the nine months ended September 30, 2025, and 2024 were $173,925 thousand and $93,615 thousand, respectively. Production Services revenue increased $80,310 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase of film production revenue of $41,285 thousand relating to the timing of film production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025, in addition to an increase of $39,022 thousand relating to a higher transaction price allocated to Season 6 compared to Season 5.

Production Services segment adjusted operating income for the nine months ended September 30, 2025, and 2024 were $75,272 thousand and $38,063 thousand, respectively. Production Services segment adjusted operating income increased $37,209 thousand for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the timing of filming production for Season 6 compared to Season 5 and the commencement of film production of Joseph in 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, and 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 9 of the Company’s interim condensed consolidated financial statements.

Item 1A. Risk Factors

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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Conversion of The Chosen, LLC into a Delaware corporation to be known as “The Chosen, Inc.”	1-U	24R-00162	2.1	December 2, 2022

3.1	Certificate of Incorporation dated November 29, 2022	1-U	24R-00162	2.2	December 2, 2022

3.2	Certificate of Amendment to the Certificate of Incorporation, effective September 25, 2024	8-K	000-56519	3.1	September 30, 2024

3.3	Bylaws of The Chosen, Inc.	10-12G	000-56519	3.2	February 2, 2023

10.1	Employment Separation Agreement, dated July 10, 2025, by and between Kyle Young and 5&2 Studios, Inc.	8-K	000-56519	10.1	July 10, 2025

10.2	Second Amendment to Amended and Restated Distribution License and Marketing Services Agreement, dated February 13, 2025, by and between 5&2 Studios, Inc. and Come and See Foundation, Inc.	8-K	000-56519	10.1	July 28, 2025

10.3	First Amendment to Production Services and Funding Agreement, dated February 13, 2025, by and between The Chosen Texas, LLC and Come and See Foundation, Inc.	8-K	000-56519	10.2	July 28, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5&2 STUDIOS, INC.

	By:	/s/ Bradley Pelo
Name: Bradley Pelo
Title: President

	By:	/s/ JD Larsen
Name: JD Larsen
Title: Chief Financial Officer

Date: November 14, 2025